Form 10KSB
period 2006-04-30
Energy Metals CORP
filed 2006-08-30
CIK 1361605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2006

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ____________

Commission File No. 000-31501

QUINCY ENERGY CORP.
(formerly Quincy Gold Corp.)
 (Name of small business issuer in its charter)

Nevada	980218264
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 1238 -- 200 Granville Street, Vancouver, B.C.	V6C 1S4
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number: (604) 684-9007

Securities registered under to Section 12(b) of the Exchange Act: None

Securities registered under to Section 12 (g) of the Exchange Act: Common Stock

Check whether the issuer (l) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange
Act during the past 12 months (or for such shorter period that the registrant was required to file such
reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [   ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Revenues for fiscal year ended April 30, 2006 were $0.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the last reported sale price of such stock as of August 1, 2006 was: Nil.

The number of shares of the issuer's Common Stock outstanding as of August 1, 2006 was 51,962,997.

Transitional Small Business Disclosure Format (check one): Yes [   ] No [X ]

EXPLANATORY NOTE

This report is being filed by Energy Metals Corporation pursuant to Rule 12g-3(g) under the Securities Exchange Act of 1934.

On July 10, 2006, Energy Metals Corporation acquired Quincy Energy Corporation by way of Plan of Merger whereby Quincy Energy Corporation merged with a wholly owned subsidiary of Energy Metals Corporation. As a result of the acquisition, the common stock of Energy Metals Corporation was deemed to be registered under Section 12(g) of the United States Securities Exchange Act of 1934, as amended, pursuant to Rule 12g-3(a) thereunder. As of this date, Energy Metals Corporation is subject to the reporting requirements of the Securities Exchange Act of 1934 and will file reports and other information with the United States Securities and Exchange Commission as a successor registrant to Quincy Energy Corporation in accordance with the Securities Exchange Act of 1934.

Energy Metals Corporation is a “foreign private issuer” as defined in Rule 405 of Regulation C under the Securities Act of 1933 and will file reports with the SEC on Forms 40-F and 6-K.

ii

iii

PART I

ITEM 1. DESCRIPTION OF BUSINESS

General

We were incorporated in the State of Nevada on May 5, 1999 with an authorized capital of 200,000,000 shares of common stock, par value $0.001 as “Quincy Resources, Inc.” On July 7, 2004 we changed our name to “Quincy Gold Corp.” and on May 16, 2005 we changed our name to “Quincy Energy Corp.” We own interests in several mineral properties as well as a natural resource mineral database. Our corporate head office is located at Suite 1238 -- 200 Granville Street, Vancouver, British Columbia V6C 1S4. Our telephone number is (604) 684-9007.

On March 9, 2006, we entered into an Agreement and Plan of Merger with Energy Metals Corporation and EMC Acquisition Corp., a wholly-owned subsidiary of Energy Metals, whereby, subject to the approval of the stockholders of our company and Energy Metals, and subject to regulatory approval, we would merge with and into EMC Acquisition Corp., with our company becoming a wholly owned subsidiary of Energy Metals. The Agreement and Plan of Merger was subsequently amended on April 5, 2006 and June 28, 2006.

Pursuant to the Agreement and Plan of Merger:

(a)	each share of our company would be converted into the right to receive 0.20 shares of common stock of Energy Metals rounded up to the nearest whole share of Energy Metals;

(b)

each stock option granted under our company’s stock option plan would be converted into a stock option to acquire common shares of Energy Metals on the same terms as the original stock options except that (i) each such stock option will become immediately exercisable for the number of shares that were issuable upon exercise of such stock option multiplied by 0.20 rounded down to the nearest whole number of shares, (ii) the per share exercise price will be equal to the quotient determined by dividing the exercise price at which such stock option was exercisable by 0.20, rounded up to the nearest whole cent, and (iii) stock options held by persons whose involvement with our company or Energy Metals is terminated on or prior to the consummation of the merger, will expire after a period of ninety (90) days from the consummation of the merger; and

(c)

each share purchase warrant issued by our company would continue and would allow the holder to acquire common shares of Energy Metals on the same terms as the original share purchase warrant except that (i) each share purchase warrant will be exercisable (or will become exercisable in accordance with its terms) for that number of common shares of Energy Metals equal to the product of the number of shares that were issuable upon exercise of such share purchase warrant multiplied by 0.20, rounded down to the nearest whole number of shares and (ii) the per share exercise price will be equal to the quotient determined by dividing the exercise price per share purchase warrant, rounded up to the nearest whole cent.

On July 10, 2006, the requisite shareholder and regulatory approvals having been obtained, we closed the business combination with Energy Metals Corporation pursuant to the Agreement and Plan of Merger and our company became a wholly-owned subsidiary of Energy Metals Corporation.

On July 13, 2006 we filed a notice with the U.S. Securities and Exchange Commission (SEC) that we intended to terminate our U.S. reporting status. The termination of reporting status takes effect 90 days after filing of the notice, subject to any comments from the SEC resulting in a withdrawal of the notice.

Effective July 28, 2006 we were granted an order terminating our reporting status in the Provinces of Alberta, British Columbia and Ontario, and accordingly are no longer a reporting company in any jurisdiction of Canada.

As of July 10, 2006, the common stock of Energy Metals Corporation was deemed to be registered under Section 12(g) of the United States Securities Exchange Act of 1934, as amended, pursuant to Rule 12g-3 thereunder. As of this date, Energy Metals Corporation is subject to the reporting requirements of the Exchange Act of 1934 and will file reports and other information with the United States Securities and Exchange Commission as a successor registrant to our company in accordance with the Exchange Act of 1934. Notwithstanding the preceding, we are filing this report on Form 10-KSB for the year ended April 30, 2006 to comply with Energy Metals Corporation’s reporting obligations under the United States Securities Exchange Act of 1934, as amended.

We were organized for the purpose of acquiring and developing mineral properties. We own interests in several sets of mineral claims located in the western United States and Ontario, Canada. We are not in the development or production stage nor do we have any mineral resources as recognized by the SEC.

We are in the exploration stage and will continue to be in the exploration stage until we achieve significant revenues from operations. In an exploration stage company, management devotes most of its activities in acquiring and developing mineral properties. There is no assurance that a commercially viable mineral deposit exists on any of our properties. Further exploration will be required before a final evaluation as to the economic and legal feasibility is determined. Our ability to emerge from the exploration stage with respect to our planned principal business activity is dependent upon our ability to attain profitable operations. There is no guarantee that we will be able to identify, acquire or develop mineral properties that will produce profitability. Moreover, if a potential mineral property is identified which warrants acquisition or participation, additional funds may be required to complete the acquisition or participation, and we may not be able to obtain such financing on terms which are satisfactory to us.

Principal Product

Our principal product is the exploration, and if warranted, sale of precious minerals, base metals and uranium. Since our properties have only undergone early stage exploration there is no guarantee any ore body will ever be found.

Cyclical Nature of our Products

The two primary commodities of our exploration, and hence business, focus are gold and uranium. Both of these commodities exhibit cyclical and volatile price histories as illustrated in the following two charts.

General Statement Regarding our Mineral Properties

All of our mineral properties are at the exploration stage consequently any work program we recommend is exploratory in nature. None of our mineral properties have known mineral reserves. We have no physical plant or equipment on any of our properties. All of our properties have access to sources of electricity and water, at varying distances and costs. We do not require electric power for our proposed exploration plans. Other than for specific exploration activities, we are not subject to any reclamation bonding requirements from any government agency. We obtain exploration permits and submit reclamation bonds on a property by property basis depending on our level of exploration activity. Some of our properties have undergone historic exploration staged work by previous operators. While the data from this historic work may, or may not, be available in some cases, the total extent of such work, and the costs incurred to perform this work, are generally lost to history.

Hansen, Hosta Butte and McKinley Properties

We have entered into a definitive option agreement with NZ Uranium LLC dated March 18, 2005 pursuant to which we can earn up to a 65% interest in three separate uranium properties, namely the Hosta Butte and McKinley properties in New Mexico and the Hansen (Tallahassee Creek) property in Colorado.

As consideration for the options, we have agreed to issue to NZ Uranium LLC 3,000,000 shares of common stock. In order to exercise the options, we will be required to spend a total of USD $4,150,000 on exploration and development of the properties over a four year period, of which USD $400,000 is a firm commitment, and issue to NZ Uranium LLC an additional 1,050,000 shares of common stock per property, all as follows:

	Exploration and Development
On or Before	Expenditures	Shares (per Property)
September 18, 2006	$400,000	Nil
September 18, 2007	$750,000	350,000
September 18, 2008	$1,250,000	350,000
September 18, 2009	$1,750,000	350,000

We have the right to increase our interest in any or all of the properties to 80% if we elect to fund one or more of the properties to a bankable feasibility study for the intended mining and processing operation, in which case we would be required to issue to NZ Uranium LLC an additional 250,000 shares of common stock per property.

The agreement is subject to our receiving an acceptable title report and the finalization of a formal operating agreement to govern the relationship of the parties on exercise of the options on or before August 31, 2005.

As part of the option agreement, we have also agreed to appoint Robert M. Worsley, the principal of NZ Uranium, LLC to our board of directors. Mr. Worsley is also the principal of New Mexico and Arizona Land Company, LLC. Mr. Worsley was previously a principal of SkyMall, Inc., the largest in-flight catalogue company in the United States, which he founded in 1989. From 1985 to 1989, Mr. Worsley was a principal of ExecuShare, Inc., an executive services firm that provided time-shared financial executives for small companies and from 1980 to 1985 he was an Audit Manager with Price Waterhouse. Mr. Worsley received a bachelor's degree in accounting from Brigham Young University in 1980. We also agreed to grant to Mr. Worsley an option to acquire 100,000 shares of our common stock at a price of CAD $0.72 per share, subject to vesting over two years and expiring in 2010.

The Hosta Butte and McKinley properties in New Mexico are located on lands that may be the subject to claims by the Navajo Nation. On April 26, 2005, Navajo Nation President Joe Shirley Jr. signed the Dine Natural Resources Protection Act of 2005, a measure that outlaws uranium mining and processing on the Navajo reservation that covers parts of Arizona, New Mexico and Utah. We are currently assessing the impact of this development on our properties in consultation with our legal counsel.

The agreement is subject to the resolution of certain outstanding title issues and the finalization of a formal operating agreement to govern the relationship of the parties on exercise of the options.

Our company and NZ Uranium LLC have reached a tentative agreement to extend the deadlines stated above for Exploration and Development Expenditures and Share Issuances from September 18 to December 31 of each year and are in the process of documenting this agreement.

We have paid to NZ Uranium LLC $125,000 as consideration for this extension. NZ Uranium has also tentatively agreed to accept shares of EMC in place of the Quincy shares to be issued to it, subject to the appropriate adjustments.

Our company and NZ Uranium LLC are also in the process of completing the form of operating agreement and addressing several other consequential amendments to the existing agreement, including an amendment which would allocate obligations and awards in the event that we are unable to conduct exploration and development activities on the properties due to the Navajo moratorium and commenced a takings case.

Hansen Property

The Hansen Property is comprised of 2,560 acres of fee-simple lands of which NZ Uranium, LLC maintains a 49% interest. These lands cover four sections: Sections 21, 22, 27 and 28 of Township 17 S, Range 73 W, 6th P. Meridian, Fremont County, Colorado. South T-Bar Ranch, LLC, a property developer, owns the surface rights and the remaining 51% of the mineral rights covering the property.

Hansen Property – Location and Access

The Hansen Property is located approximately 70 miles southwest of Denver, Colorado as shown on the following map. Access to the Property is by light duty roads connecting with State Highway 9 and U.S. Highway 50 about 30 miles to the southeast.

Hansen Property – Climate and Physiography

The Hansen Property is located at 8,250 feet elevation in the open, grassy mountain valley of Middle Tallahassee Creek. The southwestern two thirds of the Hansen Property lies primarily in a flat alluvial plain while the northeastern third lies on a small, flat plateau above the alluvial plain. A small portion of the Property also lies on the steep slope between these two physiographic features.

Hansen Property – History

The Hansen Property has a long history under Cyprus Minerals, having been named after James Hansen, a former Sr. V.P. of Mineral Exploration. In 1978 Cyprus sold a 49% interest in the property to Wyoming Mineral Corp., a wholly owned subsidiary of Westinghouse Electric Corp. The Property was not put into production due to the drop in uranium prices in the early 1980’s. In 1996 New Mexico and Arizona Land Company, the parent company of NZ Uranium LLC, bought Wyoming Mineral Corp.’s interest in the Hansen Property and that interest was subsequently transferred to NZ Uranium LLC.

Hansen Property – Geology and Mineralization

We justified the acquisition of this property because it shares several characteristics of sandstone-hosted uranium deposits of Utah and New Mexico. Collectively these areas have produced more than 350 million pounds of U3O8.

Uranium mineralization at the Hansen Property is hosted by the Eocene age Echo Park Formation. In the vicinity of the Property, these rocks consist primarily of interbedded sandstone siltstone, claystone and conglomerate of fluvial origin. Thickness of the Echo Park Formation varies from 0 to more than 800 feet. Also present locally at the Hansen Property are all three members of the Tallahassee Creek conglomerate, which can be seen, deposited in scour channels within the Echo Park members.

Uranium mineralization occurs as stratiform lenses within clayey sandstones, sandy mudstones and pebble to boulder conglomerates belonging to the lower members of the Echo Park Formation. The Hansen Property is historically described as a roll front type uranium deposit but does not display the typical crescent shape of a reduction-oxidation (redox) boundary, that is sometimes observed in these types of deposits. In general the mineralization is reduced but is surrounded by oxidized sediments.

The Hansen Property will require considerable further evaluation, which our management and consultants intend to carry out in due course. The information and statements on the historical estimates herein were provided by Art Ettlinger, Ph.D., P. Geo. Dr. Ettlinger is a Registered Professional Geologist in the Province of British Columbia, has a doctorate degree in geology from Washington State University and is the Chief Geologist of EMC .

Hansen Property – Proposed Work Program and Budget

We have not performed any work to date on the Hansen Property. Our current plans for the Property are limited to compilation of historical work as there are over 140 reports written about the Hansen Property. We expect that this compilation work will be performed coincidentally with our compilation work for the Hosta Butte and McKinley Properties, with a cumulative estimated budget of $400,000. These costs will be paid out of our working capital. We expect this program to be completed in 2007 at which time we will be in a better position to evaluate whether further work is justified. This compilation will be under the supervision of Art Ettlinger, Ph.D., P. Geo. Dr. Ettlinger is a Registered Professional Geologist in the Province of British Columbia, has a doctorate degree in geology from Washington State University and is the Chief Geologist of EMC.

Hosta Butte Property – Location and Access

The Hosta Butte Property is comprised of 1,920 acres of fee-simple mineral rights covering three sections of land: Sections 3, 9 and 11 of Township 16 N, Range 13 W, New Mexico P. Meridan, McKinley County, New Mexico. However the ore body is largely confined to Section 3.

Surface ownership is held by the United States federal government in trust for the Navajo Nation. The Hosta Butte Property is located 3 miles southwest of the town of Crownpoint, New Mexico as shown on the following map and is accessible from State Highway 57. Access to the Property traverses Indian Allotted and Tribal Trust surface rights consequently permission for access to the property must therefore be obtained.

Hosta Butte Property – Climate and Physiography

The Hosta Butte Property is arid with approximately half of the mean annual precipitation (10.22 inches) falling in the months of July, August and September. The site is located on a relatively flat plateau area at the top of a steep escarpment. Locally, the area has a rough topography with narrow valley floors and steep ridges.

Hosta Butte Property – History

Uranium mineralization was first discovered at Hosta Butte in 1968 by Western Nuclear. Conoco further delineated several uranium trends just north of the Hosta Butte Property in the 1970’s and along with Urangesellschaft, drilled over 200 holes into the Hosta Butte area between 1977 through 1980. Uranium mineralization was then delineated in Section 3 by 134 drill holes drilled on 400 by 400 foot centers. This work resulted in a historic resource of approximately 13 to 14 million pounds of in-place uranium. The information and statements on the historical estimates herein were provided by Dr. Art D. Ettlinger, P. Geo., the Chief Geologist of EMC and a Qualified Person as defined by NI 43-101.

After the price of uranium collapsed in 1980, no further work was performed on the property although other operators such as Mobil Oil Company and Hydro Resources Inc. worked on bringing their uranium resources, located within five miles of Hosta Butte, into production.

Hosta Butte Property – Geology and Mineralization

We justified the acquisition of this property because it is located within the Grants Uranium district whose historic U3O8 production exceeds 340 million pounds. The Morrison Formation is the primary host to uranium mineralization in the Grants district and the host to known uranium mineralization on the Hosta Butte Property; hence we deem the property to be highly prospective for uranium.

The Hosta Butte Property is located northeast of the Zuni Uplift on the Chaco slope of the San Juan Basin. Stratigraphic units of concern at Hosta Butte include the Jurassic Morrison Formation through the Cretaceous Dakota Sandstone, Mancos shale, and the Mesa Verde Group.

Uranium mineralization is found in sandstones and thin inter-bedded mudstones belonging to the Westwater Canyon Member of the Morrison Formation. This zone contains an average total thickness of 300 feet. Underlying and overlying the Westwater Canyon Member are the Recapture and Brushy Basin Members, respectively, which are anticipated to act as aquitards to the uraniferous leach solutions from the ore zone. The Recapture Member is comprised of approximately 250 feet of siltstones, mudstones and sandstones while the Brushy Basin Member is characterized by 100 to 150 feet of bentonitic mudstones and interbedded lenses of siltstone and sandstone.

An historic resource of 13-14 million pounds of in-place uranium potentially amenable to in situ leaching (ISL) was calculated in the early 1990’s by Uranium Resources Inc. This resource estimate is considered to be relevant but has not been independently confirmed by our Company. Accordingly, this historical estimate should not be relied upon. The Hosta Butte Property will require considerable further evaluation which our management and consultants intend to carry out in due course.

Hosta Butte Property – Proposed Work Program and Budget

We have not performed any work to date on the Hosta Butte Property. Our current plans for the Property are to compile all of the existing data on the resource and bring this asset into compliance with modern resource estimate disclosure standards, following which we will be able to determine whether to proceed with a feasibility study and initiate the permitting process. We expect that this compilation and resource estimate work will be performed coincidentally with our compilation work for the Hansen and McKinley Properties, with an estimated budget of $150,000, to be paid for through our working capital, and will be completed in 2007.

McKinley Property – Location and Access

The McKinley Properties cover portions of seven townships in the northwestern part of New Mexico. Several U.S. and State Highways as well as local roads traverse the area. The properties aggregate 12,800 acres in twenty sections of land within McKinley County as follows:

Township	Range	Meridian	Section(s)
15N	12W	N.M.P.M.	33
15N	13W	N.M.P.M.	5, 19, 21, 25 and 27
15N	14W	N.M.P.M.	3
16N	13W	N.M.P.M.	5 and 13
16N	14W	N.M.P.M.	1, 3, 25, 27 and 35
16N	15W	N.M.P.M.	3, 5 and 7
17N	12W	N.M.P.M.	23, 35, Southeast Quarter of 33 and East Half and Southwest Quarter of 35

McKinley Property – Climate and Physiography

The area of New Mexico in which the McKinley Property is located is generally arid with a mean annual rainfall of about 10 inches. Topography in the area is rough and variable with flat plateau areas surrounded by steep escarpments. Steep slopes and ridges surround local narrow valleys.

McKinley Property – History

There are no known uranium reserves or significant resources on the McKinley Property. Extensive exploration for uranium in the Crownpoint area is well documented and includes the area surrounding the Hosta Butte Property. These areas received intensive exploration by numerous operators during the uranium boom of the 1970’s but this work quickly subsided as the uranium price dropped in the early 1980’s.

McKinley Property – Proposed Work Program and Budget

The McKinley Property is deemed to be prospective for the discovery of uranium resources because of its location within the Grants Uranium District and its proximity to the Crownpoint and Hosta Butte Properties. We have not performed any work to date on the McKinley Property. Our current plans for the Property are to compile known geologic information and prepare for initial field investigations in 2006. We expect that this compilation and fieldwork work will be performed coincidentally with similar work for the Hosta Butte and Hansen properties, with a cumulative estimated budget of $400,000.

Crownpoint Property

On May 12, 2005 we entered into a definitive Option Agreement with NZ Uranium to earn a 65% interest in the Crownpoint property located in McKinley County, New Mexico.

As consideration for the option, we have issued to NZ Uranium LLC 3,000,000 shares of common stock and paid to NZ Uranium LLC $350,000. In order to exercise the option, we will be required to spend a total of $4,000,000 on exploration and development of the properties over a four year period, of which $500,000 is a firm commitment, and issue to NZ Uranium LLC an additional 3,150,000 shares of common stock per property, all as follows:

On or Before	Exploration and Development Expenditures	Shares
May 12, 2006	$500,000	400,000 (Issued)
May 12, 2007	$750,000	600,000
May 12, 2008	$1,250,000	1,000,000
May 12, 2009	$1,500,000	1,150,000

We have the right to increase our interest in the Crownpoint property to 80% if we elect to fund the property to a bankable feasibility study for the intended mining and processing operation, in which case we would be required to issue to NZ Uranium LLC an additional 750,000 shares of common stock.

The Crownpoint property is located on lands that may be the subject to claims by the Navajo Nation. On April 26, 2005, Navajo Nation President Joe Shirley Jr. signed the Dine Natural Resources Protection Act of 2005, a measure that outlaws uranium mining and processing on the Navajo reservation that covers parts of Arizona, New Mexico and Utah. We are currently assessing the impact of this development on our Crownpoint property in consultation with our legal counsel.

The agreement provides that, in the event that we are unable to conduct exploration and development activities on the Crownpoint property due to the Navajo moratorium, our obligations under the agreement will be suspended. In addition, We have the right (but not the obligation) to pursue a takings case, in which case we would bear all of the costs incurred in pursuing such a case and any award (net of costs) would be split between our company and NZ Uranium LLC 35/65.

The agreement is subject to the resolution of certain outstanding title issues and the finalization of a formal operating agreement to govern the relationship of the parties on exercise of the options. Our company and NZ Uranium LLC have reached a tentative agreement to extend the deadlines stated above for Exploration and Development Expenditures and Share Issuances for an additional year from May 12 and are in the process of documenting this agreement.

We have paid to NZ Uranium LLC $125,000 as consideration for this extension. NZ Uranium has also tentatively agreed to accept shares of EMC in place of the Quincy shares to be issued to it, subject to the appropriate adjustments.

Our company and NZ Uranium LLC are also in the process of completing the form of operating agreement and addressing several other consequential amendments to the existing agreement.

Crownpoint Property – Location and Access

The Crownpoint Property is comprised of 1,099.24 acres in three sections of land: Sections 19 and 29 of Township 17 N, Range 12 W and Section 24, of Township 17 N, Range 13 W, New Mexico P. Meridan, McKinley County, New Mexico as follows:

Township	Range	Meridian	Section(s)
17 N	12 W	N.M.P.M.	19

17 N	12 W	N.M.P.M.	W ½ of Section 29

17 N	13 W	N.M.P.M.	N ½ NE ¼ SE ¼; N ½ SE ¼ NE ¼ SE ¼; SW ¼ NE ¼ SE ¼; N ½ NW ¼ SE ¼ SE ¼; S ½ SE ¼ SE ¼; W ½ SE ¼ of Sec. 24.

NZ Uranium LLC maintains a 60% fee-simple interest in the mineral rights conveyed under the agreement in Section 24 and a 100% fee-simple interest in the mineral rights conveyed under the agreement in Secstions 19 and 29. Surface rights to these lands are held by various private individual and state or federal jurisdictions.

The Crownpoint property is located at the town of Crownpoint, New Mexico and is accessible by all season road approximately one mile to the west of State Highway 371 as shown on the following map:

Crownpoint Property – Climate and Topography

Crownpoint is located at 6,971 feet elevation and has an arid climate with approximately half of the mean annual precipitation (about 10 inches) falling in the months of July, August and September. The site is located in a low-lying area surrounded by rugged valley walls and flat-topped mesas. Locally, the area has a rough topography with narrow valley floors and steep ridges.

Crownpoint Property – History

Conoco and Mobil first discovered uranium mineralization in the Crownpoint area during the 1970’s. Conoco began engineering studies for an underground operation in the late 1970’s and completed three shafts in 1982.

After the price of uranium collapsed in the early 1980’s, no further work was performed on the property although other operators in the Crownpoint area such as Mobil Oil Company and Hydro Resources Inc. worked on bringing their uranium resources into production.

Crownpoint Property – Geology and Mineralization

Crownpoint is located northeast of the Zuni Uplift on the Chaco slope of the San Juan Basin. The principle stratigraphic unit of concern at Crownpoint is the Jurassic Morrison Formation, which hosts most of the known uranium deposits in the basin. Uranium mineralization is found in sandstones and thin interbedded mudstones belonging to the Westwater Canyon Member of the Morrison Formation. As the Morrison Formation is the primary host to uranium mineralization in the Grants district, we deem the Crownpoint property as a justified acquisition and to be highly prospective for uranium.

Crownpoint Property – Proposed Work Program and Budget

We have not performed any work to date on the property. As such, it is our intention to first compile all of the existing data on the resource and bring this asset into modern compliance standards. Once this is completed a decision to perform a feasibility study may be made. The permitting process can also be initialized at the time of feasibility. Present cost estimates for the compilation work and resource estimates are approximately $150,000 to be paid for out of our working capital. It is anticipated this compilation work will be completed during the first half of 2006.

This compilation and resource evaluation will be under the supervision of Gregory Myers, Ph.D., P. Geo. Dr. Myers is a paid consultant hired by our company.

Crownpoint Property – Technical Report

We have completed a NI 43-101 Technical Report covering the majority of the SE ¼ of Section 24, T17N R13W New Mexico Prime Meridian (approximately 140 acres) (the “Section 24 Property”), in which NZ Uranium LLC has a 60% interest in the property. The technical report calculates an Indicated Resource of 9.966 million pounds of eU3O8 at a grade of 0.1048 % eU3O8 for such section. This new resource estimate is based on 316,750 feet of drilling in 157 holes drilled by Conoco during the 1970’s. Metallurgical testing by Conoco has also demonstrated the Crownpoint deposit is amenable to ISL mining.

We plan to complete a separate technical report on the remaining 960 acres comprising the Crownpoint Property, in which NZ Uranium LLC has a 100% interest, in the near future. The Crownpoint Section 24 Technical Report dated March 2, 2006 is authored by Dr. Greg Myers, P. Geo. (Washington State), a member and chartered professional of the AusIMM and a Qualified Person as defined by NI 43-101.

Methodology

Measurement of the uranium concentration in drill holes was made with radiometric logging of the drill holes throughout the entire resource area. Natural gamma (counts/second, or cps), self potential (millivolts), and resistance (ohms) were recorded at ½ foot increments on magnetic tape and then processed by computer to graphically reproducible form. The eU3O8 % conversions from the gamma log data were then calculated using the raw natural gamma counts and the sample quality is considered to be acceptable and representative of uranium values within the range of acceptable analytical error. Conoco collected the down hole geophysical survey data on the 1/2 foot intervals regardless of rock type or alteration, eliminating any sampling bias. High-grade intervals exist and extend with fairly consistent values laterally for several hundred feet; these high-grade values have not been cut or weighted for the calculation of the average grade of a bench.

The database consists of more than 28,800, ½ foot original gamma probe readings, which were used by Dr. Myers to calculate the resource model. Dr. Myers calculated the grade of the mineralized zone as an average, bench by bench, and did not utilize any weighting factors in the calculations. The pounds of eU3O8 for each bench were tabulated along with the area and calculated volume for each bench. The total number of tons contained in the mineralized zones and the total number of pounds of eU3O8 was summed and the average grade of the entire mineralized zone was calculated from these results. The calculated grade of 0.1048% eU3O8 is below the statistical average of 0.132% eU3O8 for the sample population above the 0.04% cutoff because of internal waste, which cannot be separated from ore in an ISL mining scenario. The calculated grade utilized the average grade of the 10-foot bench composites and includes 1/2-foot intervals below the 0.04% cutoff grade.

2006 Crownpoint Section 24 Resource Statement using a 0.04% U3O8 grade cutoff

	Million Ton	Grade, eU3O8%	Contained eU3O8
			(Million Pounds)
Indicated Resource	4.75	0.1048	9.966

Other historic resource calculations on the Section 24 Property include 1.8 million tons grading 0.15% eU3O8 containing 6.48 million pounds eU3O8 by Conoco in 1979, based on underground mining, and 11.78 million pounds of eU3O8 by Hydro Resources Inc. in 1997.

Data Verification

The percentage of eU3O8 contained in drill holes was calculated from the down hole gamma logs at the time of drilling and geophysical surveying under the supervision of Conoco. Original data was collected on 1/2 foot intervals and converted to eU3O8%. The data available for this analysis were the original gamma logs and grade summary tables for each drill hole. The original logs and the tabulated data were compared to verify the values and there is a reasonable correlation in values. The tabulated data was scanned and entered into an ACCESS database along with collar location data. The scanned data was checked and confirmed and the current database is estimated to be essentially error free. Further verification and correction of the data was completed during sectional interpretations. While the original down hole gamma logs have been reviewed in detail, core samples from the original drilling were not available for check assaying.

Conoco conducted three disequilibrium studies to confirm the eU3O8% values calculated from the gamma logs. Their conclusions in a 1979 summary report showed a range from a slight chemical depletion (3%) to a moderate enrichment (13%) of the eU3O8%. Conoco ultimately concluded that the gamma log values tend to underestimate the actual chemical grade.

Cutoff Grades

The mineralized zone was defined as mineralization above the selected cutoff grade of 0.04% eU3O8 over a ten foot composite. The selection of a 0.04% eU3O8 cutoff grade by the author considered ISL recovery factors, maximizing the tonnage of mineralization and maintaining strong positive value at current uranium prices. As the concentration of U in the ISL solution is a function of the grade of the body being leached and leaching is more effective in zones with a higher concentration, the highest possible cutoff grade is preferred. For the Report, it was assumed that an average grade of 0.1% U3O8 would be a reasonable lower limit for the average grade of a mineralized body being subjected to ISL mining.

Volume Determination of Mineralized Zone

Orthogonal north-south and east-west cross sections were completed on 200-foot spacings in the mineralized zone utilizing known features of the geologic controls on mineralization. Cross sections with drill hole eU3O8% values and limited geologic information were generated in the Rockworks 2004 software program from the ACCESS database. The cross sections were then interpreted by hand on a section-by-section basis and digitized. The sectional data was transferred to bench plans, spaced every 10 feet, and the ore zones were interpreted and digitized in order to accurately measure the area of the mineralized body outline. The surveyed drill hole locations in the ore zones were used to adjust the mineralized body shapes. The measured area and volumes calculated from the benches were used to calculate the tons contained on each bench.

Conoco and Hydro Resources Inc. estimated density factors of 16 ft3/ton and 15.8 ft3/ton, respectively for use in their tonnage calculations. The lower density factor of 15.8 ft3/ton was used by the author in the technical report.

Grade Continuity

A co-variogram was calculated for the 10-foot bench centered on the 4830 level using 39 mineralized drill hole averages. The continuity of grade between drill holes is good at values of eU3O8 below the sill limit of 0.6% . The linear correlation of grade is limited to about 300 feet for this bench, indicating that generating a krigged average of grades above about 0.6% beyond 280 feet would bias the calculated average. The data population greater than 0.6% eU3O8 is minimal. The use of an inverse distance squared average will also have limitations when averaging groups of adjoining drill holes. Resource modeling for the report calculated a simple average grade for each 10 foot bench, equally weighting each drill hole to limit biasing. Clustering of drill hole data is insignificant and does not bias the bench average.

A competitor company is currently in the permitting process to initiate ISL production in the area of the Section 24 Property. They have completed the permit applications and Environmental

Impact Statements required and are waiting for final approval. In April 2005 the Navajo Nation imposed a moratorium on uranium development and mining on the Navajo Reservation and on “Indian Country”. However the definition of “Indian Country” is not clear and the moratorium’s impact on our plans for further work at Crownpoint is unknown at this time. No other limitations or other negative impacts due to environmental permitting or other political issues, which will have an affect on the mineral resource, are known to exist.

We are now evaluating the recommendations contained in Dr. Myers’ Report including the design of further work programs to further confirm the earlier drilling and metallurgical work completed by Conoco.

For complete details on the Crownpoint Property, please refer to the Technical Report dated March 2, 2006 filed on SEDAR (www.sedar.com) on March 3, 2006.

Aurora Property

Pursuant to the terms of an Option Agreement dated May 18, 2005 with Energy Metals Corporation (formerly Clan Resources Ltd.) and its wholly owned subsidiary Energy Metals Corporation (US) (collectively “EMC”) we have acquired an option to earn up to a 51% interest in 18 unpatented Federal lode claims covering an area of approximately 146 hectares located in Sections 3, 4, 9 and 10, Township 41 South, Range 41 East, WBM, Malheur County, State of Oregon and known as the Aurora Property. The Aurora Property is subject to a 1.5% Net Smelter Returns royalty.

As consideration for the option, we have issued to EMC 1,000,000 shares and paid to EMC $25,000.

In order to exercise the option, we must incur cumulative exploration expenditures of $2,000,000 on the Aurora Property and issue to EMC 1,000,000 shares as follows:

	Exploration and Development
On or Before	Expenditures	Shares
May 18, 2006	$200,000	Nil
May 18, 2007	$400,000	333,333
May 18, 2008	$600,000	333,333
May 18, 2009	$800,000	333,334

The initial exploration and development expenditure commitment of $200,000 is a firm commitment. All other exploration expenditures and share commitments are optional.

Upon exercise of the option Quincy and EMC will be deemed to have entered into a joint venture with Quincy as operator. We have the right to earn an additional 24% interest in the Aurora Property by funding the development of the Aurora Property through feasibility.

William M. Sheriff, a member of our board of directors and a significant shareholder of ours, is also a director and significant shareholder of Energy Metals Corporation. Accordingly, the acquisition of the Aurora Property is not an arm’s length transaction. At the directors meeting at which the option agreement in respect of the Aurora Property was approved, Mr. Sheriff declared his interest in the transaction and abstained from voting thereon.

The unpatented Federal claims comprised in the Aurora Property are registered in the name of EMC and are described as follows:

Claim Name	County Instrument	BLM Serial #
New U #11	97-8460	153217
New U #12	97-8461	153218
New U #13	97-8462	153219
New U #14	97-8463	153220
New U #15	97-8464	153221
New U #16	97-8465	153222
New U #17	97-8466	153223
New U #18	97-8467	153224
New U #19	97-8468	153225
New U #20	97-8469	153226
New U #21	97-8470	153227
New U #22	97-8471	153228
New U #23	97-8472	153229
New U #24	97-8473	153230
New U #25	97-8474	153231
New U #26	97-8475	153232
New U #27	97-8476	153233
New U #28	97-8477	153234
New U #29	2006-2238	160405
New U #30	2006-2239	160406
New U #31	2006-2240	160407
New U #32	2006-2241	160408
New U #33	2006-2242	160409
New U #34	2006-2243	160410
New U #35	2006-2244	160411
New U #36	2006-2245	160412
New U #37	2006-2246	160413
New U #38	2006-2247	160414
New U #39	2006-2248	160415
New U #40	2006-2249	160416
New U #41	2006-2250	160417
New U #42	2006-2251	160418
New U #43	2006-2252	160419
New U #44	2006-2253	160420
New U #45	2006-2254	160421
New U #46	2006-2255	160422
New U #47	2006-2256	160423
New U #48	2006-2257	160424

Claim Name	County Instrument	BLM Serial #
New U #49	2006-2258	160425
New U #50	2006-2259	160426
New U #51	2006-2260	160427
New U #52	2006-2261	160428
New U #53	2006-2262	160429
New U #54	2006-2263	160430
New U #55	2006-2264	160431
New U #56	2006-2265	160432
New U #57	2006-2266	160433
New U #58	2006-2267	160434
New U #59	2006-2268	160435
New U #60	2006-2269	160436
New U #61	2006-2270	160437
New U #62	2006-2271	160438

On an annual basis, each of these claims requires a rental payment of $125 to the Federal Government, payable by August 31. In the event this payment is not made in any year, the Company may lose title to each claim for which the rental is not paid.

Aurora Property - Location and Access

The Aurora Property is comprised of 146 hectares located in Sections 3, 4, 9 and 10, Township 41 South, Range 41 East, WBM, Malheur County, Oregon. As shown on the following map, the Aurora Property is located 15 km northwest of McDermitt, NV, a border town that has undergone considerable historic mining for mercury and gold. The claims are accessible by good gravel road leading from an electrical substation located 5 km to the west of McDermitt.

Aurora Property - Climate and Topography

The Aurora Property has an arid climate that is typical of the Basin and Range environment. Winters are relatively cold with temperatures as low -35oC and summers having high temperatures up to 35-40oC. Precipitation is variable with nominal amounts of 10-20 cms during the months of December and January as snow and from 10-20 mm per month during the summer months. Flash flooding is not common but requires proper provision for secure gully crossings.

The claims are located within the northern end of the McDermitt Caldera Complex. This is expressed as a series of low interlocking circular mountain ranges. Elevations on the property range between 1,500 and 1,775 meters. The deposit is cut by Bretz Gulch and is drained by Little Cottonwood Creek. The deposit area is covered with a network of gravel roads that cross rolling hills dissected by steep gullies.

Aurora Property - History

Placer Amex first explored the area encompassing the Aurora Property for mercury mineralization from 1973-1974. After no significant mercury was found, uranium exploration was initiated by the Cordex Syndicate in late 1977, early 1978. Drilling in May 1978 encountered flat lying uranium mineralization on the property and approximately 90 holes were drilled by Locke Jacobs through September 1978 when Placer Amex took over exploration of the Property.

From late 1978 through the early 1980’s Placer Amex completed approximately 36,400 m of rotary drilling in some 450 holes and 1,800 m of diamond drilling. In addition, Placer Amex initiated the process for an Environmental Assessment Study (EAS), completed an internal pre-feasibility study, and calculated “Mining Reserves” at two cutoff grades: 0.03% and 0.025% U3O8. With the collapse in the uranium price during the early 1980’s, however, Placer Amex abandoned their plans to bring Aurora into production and let the claims expire.

Aurora Property – Geology and Mineralization

The Aurora Property is located within the large, McDermitt caldera (volcanic) system. This caldera consists of at least five, nested ring fracture systems that are associated with several types of mineralization including mercury, uranium, gold, and lithium. These mineralizing events are related to the well-developed hydrothermal activity associated with the volcanic complex with uranium most commonly associated with rhyolitic domes. The presence of multiple mineral events, abundant structures, underlying rhyolitic rocks, and a well-developed hydrothermal system gave us justification for acquiring this property.

At Aurora, a sequence of gravels deposited on tuffaceous lake sediments, overlie the uranium bearing volcanic rocks. These overlie an irregular surface of rhyolitic rocks, which may represent an elongated flow dome through which the lava flows were erupted. The uranium bearing lavas are a sequence of dark colored flows with vesicular flow tops and interlayered breccia. Vesicular and breccia layers are commonly much altered in areas with uranium mineralization. Alteration mineralogy includes clays and zeolites, together with pyrite. The flows vary from 6 to 15 meters in thickness.

Uranium mineralization occurs mostly within the permeable and porous layers of the volcanic sequence and less commonly along steeply dipping fracture zones in the lavas and into the underlying rhyolitic rocks. Uraninite and coffinite, with some autunite and phosphuranylite are the dominant uranium-bearing mineral phases within Placer Amex’s proposed mining area. Associated with mineralization are pyrite, some smectite clays, chlorite, leucoxene and opal with minor amounts of gypsum, fluorite, calcite, marcasite and arsenopyrite also identified.

Aurora Property – Proposed Work Program and Budget

Subsequent to completion of the Aurora Technical Report, as discussed below, we are now in a position to initiate modern metallurgical studies of the Aurora ore. In early 2006 a metallurgical audit was commissioned in order to review the historic metallurgical work performed at Aurora and recommend a work program and budget designed to select the optimum extractive technique for the ore. It is estimated this initial metallurgical review will cost less than $20,000. Based on the recommendations therein, additional metallurgical test work in support of process design work is anticipated at a cost to be determined based on recommendations within the current review.

Aurora Property – Technical Report

The Aurora uranium project is the subject of a technical report dated Sept. 1, 2005. In the report by Dr. Gregory Myers, a Qualified Person as defined by NI 43-101, an indicated resource of 18.3 million pounds of eU3O8 at a grade of 0.0518% eU3O8 is calculated. As Aurora was also the subject of more than $6 million of exploration expenditures by Placer Amex during the period 1977-1980, it is our opinion that a new and modern metallurgical review of the deposit is warranted. In this regard, we have commissioned a metallurgical audit of the property. It is anticipated that this work will be completed during the first quarter of 2006. For complete details on the Aurora Property, please refer to the Technical Report dated September 1, 2005 filed on SEDAR (www.sedar.com) on September 19, 2005.

Arizona Strip Breccia Properties

Pursuant to the terms of an Option Agreement effective November 9, 2004 with Energy Metals Corporation and its wholly owned subsidiary Energy Metals Corporation (US) (collectively referred to as EMC) we acquired an option to earn up to a 50% interest in eight mineral properties (the "Arizona Strip Breccia Properties") located in Coconino and Mohave Counties in northern Arizona.

As consideration for the option, we have issued to EMC 125,000 shares and paid to EMC $10,000.

In order to exercise the option, we must incur cumulative exploration expenditures of $1,500,000 on the Arizona Strip Breccia Properties and issue to EMC 525,000 shares as follows:

	Exploration and Development
On or Before	Expenditures	Shares
December 31, 2005	$150,000	40,000
December 31, 2006	$150,000	85,000
December 31, 2007	$300,000	100,000
December 31, 2008	$400,000	125,000
December 31, 2009	$500,000	175,000

The initial exploration and development expenditure and share commitments of $150,000 and 40,000 shares (which have been incurred and issued, respectively) are firm commitments. All other exploration expenditures and share commitments are optional.

Upon exercise of the option Quincy and EMC will be deemed to have entered into a joint venture with Quincy as operator. We have the right to earn an additional 20% interest in the Arizona Strip Breccia Properties by funding the development of the Arizona Strip Breccia Properties through feasibility.

The binding letter agreement requires that we enter into a formal option agreement with EMC. Certain of the properties were acquired by EMC from William Sheriff, our largest shareholder, and a director. We are of the opinion that the terms of the acquisition were the result of arm’s length negotiation

The unpatented Federal claims comprised in the Arizona Strip Breccia Properties are registered in the name of EMC and are described as follows:

Name	Date Recorded BLM	BLM Serial Number	Expiry Date
AZ 97-102	11/12/2004	363117-363122	9/1/2006
AZ 342-352	11/12/2004	363099-363108	9/1/2006
AZ 103-108/248-250	11/12/2004	363123-363139	9/1/2006
AZ 109-116	11/12/2004	363129-363136	9/1/2006
AZ 284-289/117-118	11/12/2004	363140-363147	9/1/2006
AZ 327-332	11/12/2004	363157-363161	9/1/2006

On an annual basis, each of these claims requires a rental payment of $135 to the Federal Government, payable by August 31. In the event this payment is not made in any year, the Company may lose title to each claim for which the rental is not paid.

The Arizona State Leases comprising the Arizona Strip Breccia Property are known as the Rose Pipe and the 4 ½ Pipe, and are registered in the name of William M Sheriff and Ronald Driscoll.

The leases are described as follows:

Lease #	Township	Range	Section
08-109997	30N	4W	27 N 1/2
08-109971	28N	6W	24 S 1/2

On an annual basis, each of these claims require a lease payment equivalent to $10 per acre plus $100 lease renewal fee made payable to the State of Arizona. In the event this payment is not made in any year, the Company may lose title to each claim for which the rental is not paid.

Arizona Strip Breccia Properties - Location and Access

The Arizona Strip Breccia Properties are located in Coconino and Mohave Counties, Arizona. Access to the Arizona Strip Breccia Properties is by good gravel or dirt road from either Kanab, Utah for the pipe projects north of the Grand Canyon or from Williams for the projects south of the Grand Canyon.

Arizona Strip Breccia Properties - Climate and Physiography

The area is considered to be transitional between high desert terrain and mountainous terrain although all of the project areas are relatively flat lying. Summer temperatures can reach over 100 degrees F with winter lows dipping below zero on occasion. The area is semi-arid with a few days of heavy precipitation in an average year. Vegetation consists principally of desert cactus, sage, and locally pine trees do occur.

Arizona Strip Breccia Properties - History

In the 1970’s and 1980’s Energy Fuels Corp. (predecessor to International Uranium Corporation) recognized the potential of the area for small high-grade uranium ore bodies as a result of the earlier work in the district by Western Nuclear. After purchasing Western Nuclear’s properties throughout the district in 1978 Energy Fuels Corp. was able to put together a substantial land package before the competition became active. Energy Fuels Corp. also acquired Gulf's land package in 1982. Pathfinder, Rocky Mountain Energy and Uranerz were also actively exploring the district in the mid 1980s. Past production of high grade uranium ore is known from several pipes in the district.

In the early 1990s virtually all exploration and development work ceased due to the falling price of uranium. During the 1990s, Energy Fuels dropped much of their extensive land holdings, retaining only a core group of claims surrounding previously identified targets. After acquiring the assets of Energy Fuels from bankruptcy court, International Uranium continued to pare down their claim holdings due to the decreasing economic outlook for uranium. In 2001 and 2002 most of these core groups were dropped as the price of uranium yellowcake fell to below $8.00 per pound. These properties lay dormant until 2004 when they were relocated by Energy Metals Corporation (US).

Arizona Strip Breccia Properties – Geology and Mineralization

The exploration target throughout the district is uranium mineralization in solution collapse breccia pipes. Early prospecting in northern Arizona resulted in the discovery of a number of breccia pipes exposed by erosion along the flanks of the Colorado River drainage system.

However, it is also not unusual for a breccia pipe to exhibit a circular topographic feature identifiable through air photo interpretation. Based on this relationship and the success of previous exploration, hundreds of breccia pipes are now known. Additionally, this work has shown that contrary to the earliest discoveries, numerous pipe structures also exist away from the main river drainage system.

A breccia pipe consists of a circular, chimney-like mass of highly fragmented rock resulting from the subsidence of large rock segments into a throat-like void created by solution activity in a lower formation. Continued subsidence causes fragmentation or "brecciation" of the large rock segments as the solution void fills with collapsed debris. Concentric fracturing and faulting are common to the outer edge of the pipe throat as a component of rock stress created by subsidence within the pipe. This feature, called the annular ring, will occur immediately adjacent to the throat or in an uneven pattern radiating out from the structure by tens of meters. Thus, pipe structures vary considerably in size and pattern, but most are identifiable by the common structural features of brecciation and an annular ring.

Uranium mineralization usually occurs in association with other minerals in the highly fractured breccia zone or the area influenced by the annular ring. Occasionally, mineralization occurs as bedded deposits in undisturbed rock beyond the annular ring. Vertical and horizontal zonation of minerals is evident in the known mineralized pipes. Both primary and secondary minerals are present.

The presence of previously identified and uranium-bearing breccia pipes on several of the Arizona Strip Breccia properties gave our company sufficient justification to acquire these leases and claims.

Northwestern Arizona, including portions of Coconino and Mohave Counties, contains a prolific district of these mineralized solution collapse breccia pipes. These vertically elongated pipes present a compact and high-grade exploration target generally grading from 0.40 -0.75% U3O8 that may extend up to 3000 feet vertically as reported in 2005 by the Arizona Dept. of Mines and Mineral Resources Open File Report 05-22. In total, 17.25 million pounds of U3O8 have been produced from Arizona breccia pipes with 40 million pounds having been discovered during the 1980’s (Arizona Dept. of Mines and Mineral Resources OFR 05-22).

The Rose pipe is known to be mineralized with uranium as a result of previous work by Energy Fuels Nuclear (a subsidiary of Energy Fuels Corp.) during the second half of the 1980’s. Drilling by EFN in 1986 returned intermittent anomalous uranium values between the depths of 1148.5 feet (350.2 metres) and 1866.0 feet (568.9 metres) with the following highlights, based on a 0.10% eU3O8 cutoff, as reported in the Arizona State Minerals Department files:

Historic Deep Drill Intercept – Energy Fuels Nuclear (1986)
Rose Pipe

Interval, feet	Length	eU3O8	Pounds per ton, U3O8
(metres)
1281.0-1292.5	11.5	1.064	21.28
(390.5-394.1)	(3.5)
1295.0-1295.5	0.5	0.168	3.36
(394.8-395.0)	(0.2)
1310.0-1322.0	12.0	0.130	0.260
(399.4-403.0)	(3.7)
1330.0-1332.5	2.5	0.105	0.210
(405.5-406.3)	(0.8)

1436.0-1440.5	4.5	0.124	2.48
(437.8-439.2)	(1.4)
1790.5-1800.0	9.5	0.161	3.22
(545.9-548.8)	(2.9)

Similarly, mineralization is known to occur at the more heavily explored 4 ½ Pipe. At least 7 short holes used for geophysical definition were drilled between 1984 and 1986. The data for this pipe and the other Arizona pipe targets has yet to be compiled.

Arizona Strip Breccia Properties – Results of Exploration Activities

We recently completed an exploratory drill program on the Rose breccia pipe in Coconino County, Arizona, which identified two mineralized zones, one 49.5 foot section that averaged 0.14% eU3O8 and one 10 foot zone that averaged 0.065% eU3O8.

Procedure

A total of 1928 feet (587.8 m) were drilled in one vertical hole located above the interpreted surface projection of the throat of the pipe. This hole was setup as a 25 foot offset to the north of EFN’s earlier deep drill hole for which historical data has been recovered, and it is thought to lie approximately 25 feet to the south of a second deep drill hole by EFN whose exact location is not known but for which historical data have been recovered. No other deep drill holes are known to exist on the Rose pipe.

The hole was drilled using a tri-cone bit to 687 feet (209.5 m) and a diamond drill bit from 687 feet to the end of the hole at 1928 feet. Two separate intervals, comprising an aggregate of thirteen samples, representing zones of high radiation response (approximately 10 times background) on a handheld scintillometer were selected for further geochemical analyses. Our company’s personnel delivered the split core samples to ALS Chemex of Reno, NV for ICPAES analysis of a suite of 30 trace elements including uranium, which is detectable in the range from 50 ppm – 5%.

Natural gamma ray and resistivity geophysical logging of the entire drill hole was completed by Century Geophysical Corp. of Tulsa, OK. An estimate of in situ uranium grade, expressed as equivalent U3O8 (eU3O8) can be calculated using the digital natural gamma ray values acquired by down hole logging. Chemical assays of composited samples of drill core recovered from two mineralized zones were also completed and serve as a check on the calculated radiometric uranium grades (eU3O8). The following table presents a comparison of equivalent uranium as measured by the gamma ray log (% eU3O8) and chemical uranium (% cU3O8) as determined by the chemical assays. The average grade of Mineralized Zone 1, which is 50 feet thick, is 0.140% as determined by the gamma ray log compared to an average of 0.11% as determined by chemical assay. The average grade of Mineralized Zone 2 (10 feet thick) is 0.065% as determined by the gamma ray log and 0.060% as determined by chemical assays.

The above procedure was under the supervision of Dr. Art Ettlinger, P. Geo., and is part of our quality assurance and quality control procedures for exploration projects.

	Mineralized Zone 1			Mineralized Zone 2
Interval, feet	% eU3O8	% cU3O8	Interval, feet	% eU3O8	% cU3O8
1401.5-1406.5	0.129	0.050	1756.0-1761.0	0.061	0.046
1406.5-1411.5	0.211	0.131	1761.0-1766.0	0.069	0.073
1411.5-1415.0	0.145	0.100
1415.0-1420	0.253	0.177
1420.0-1424.0	0.222	0.218
1424.0-1429.0	0.163	0.067
1429.0-1432.0	0.134	0.168
1432.0-1437.0	0.093	0.113
1436.0-1442.0	0.088	0.079
1442.0-1447.0	0.070	0.078
1447.0-1451.0	0.023	0.044

In addition to encountering anomalous uranium values, the drill hole also encountered anomalously high values of other heavy metals including 2.77% nickel and 0.5% cobalt in one 5-foot composited sample.

Interpretation

Based on core examination, the drill hole is interpreted to have entered the throat of the breccia pipe at a depth of 1,330 feet (405.5 meters). As a result of drill hole deviation and irregularity along the edge of the pipe, the drill hole intermittently exited and reentered the throat of the pipe at several points along its north-northwestern edge before finally exiting the pipe for good at a depth of about 1,700 feet (518.3 meters).

The drill hole encountered intermittent zones of anomalous radioactivity, which is related to uranium mineralization, between depths of 749 feet (235 meters) and 1,922 feet (600 meters). Mineralization was encountered in a variety of environments associated with the breccia pipe and generally correlates with zones of anomalous mineralization encountered in the two deep holes drilled by EFN.

The recently completed drill hole is encouraging both as to the grade and thickness of the mineralization encountered and the fact that it demonstrated continuity of mineralization in broad zones between drill holes within and peripheral to the pipe. The geology of this breccia pipe is similar to that encountered in other breccia pipes of commercial interest on the Arizona Strip both as to breccia composition and mineralized environments. Based on the results encountered in this drill hole, additional drilling is clearly justified to assess the limits of the pipe and its resource potential.

Arizona Strip Breccia Properties – Proposed Work Program and Budget

As we recently completed an exploratory drill program on the Rose pipe, we currently do not have any further plans for exploration. Upon completion of our evaluation of the drilling results, however, we may propose further work on the Rose pipe or some of the other claims and mineral leases we hold under the Agreement.

Elliott Lake Property

On February 10, 2005 we acquired an option to earn up to 75% interest in ten Provincial mineral claims with known uranium mineralization located in Buckles Township, Ontario from Canada Enerco Corp.

Township	Claim Number	Recording Date	Claim Due Date
Buckles	SSM 3009179	October 19, 2004	October 19, 2006
Buckles	SSM 3009180	October 19, 2004	October 19, 2006
Buckles	SSM 3009181	October 19, 2004	October 19, 2006
Buckles	SSM 3009182	October 19, 2004	October 19, 2006
Buckles	SSM 3009183	October 19, 2004	October 19, 2006
Buckles	SSM 3009192	October 19, 2004	October 19, 2006
Buckles	SSM 3015364	October 19, 2004	October 19, 2006
Buckles	SSM 3015365	October 19, 2004	October 19, 2006
Buckles	SSM 3015366	October 19, 2004	October 19, 2006
Buckles	SSM 4201526	November 16, 2004	November 16, 2006

The Province of Ontario requires that assessment work be performed on the claims on an annual basis. In the event this work is not completed in any year, the Company may lose title to these claims.

As consideration for the option, we paid to Canada Enerco CAD$100,000 and issued 300,000 shares of our common stock. In order to earn a 50% interest, we must incur exploration expenditures of CAD$850,000 on the property by September 1, 2008 and pay Canada Enerco Corp. an additional CAD$150,000 and 300,000 shares as follows:

	Exploration and
	Development	Cash
On or Before	Expenditures		Shares
September 1, 2006	$100,000	Nil	None
February 8, 2007	Nil	$50,000	100,000
September 1, 2007	$250,000	Nil	None
February 8, 2008	Nil	$50,000	100,000
September 1, 2008	$500,000	Nil	None

We will earn a 60% interest if we incur aggregate exploration expenditures of CDN$1,850,000 by September 1, 2009. We can earn an additional 15% interest if we agree to fund a bankable feasibility study on the Elliott Lake Property.

Canada Enerco has agreed to accept shares of EMC in place of the Quincy shares to be issued to it, subject to the appropriate adjustments.

Elliott Lake Property - Location and Access

The Elliott Lake Property located in Buckles Township, Ontario as shown on the following map. Access to the Elliott Lake Property is via Provincial Highway 17 and Highway 108 and from there by gravel road.

Elliott Lake Property - History

The Elliott Lake Property covers areas previously held by the Panel Mine, Conecho, and Roche Long Lac (North Rock Explorations). These three companies drilled 31 holes on the Property, of which 18 were used in determining a historic U3O8 resource. The resource calculation was prepared in accordance with generally accepted practices used at the time the mines were in production. The figures are for in place tonnages and pounds of U3O8 with no allowance made for pillars, mining dilution or mill tailings loss.

In a report furnished to us by Canada Enerco the following historic resources are reported: 1,274,600 tons grading 1.316 pounds of U3O8 per ton in the mine indicated resource category; 5,302,000 tons grading 1.274 pounds of U3O8 per ton in the drill indicated category; and 10,881,600 tons grading 1.135 pounds of U3O8 per ton in the possible category. Based on these figures the total resource is 17,458,200 tons averaging 1.206 pounds per ton and containing approximately 20,787,200 pounds of U3O8.

The Elliott Lake district has produced a total of 140 million tons at an average grade of 1.8 pounds of U3O8 per ton for a total of more than 250 million pounds of U3O8.

Elliott Lake Property - Geology and Mineralization

Our Elliott Lake Property is deemed to be a valid geologic target because of its location within the historic Elliott Lake uranium district, which has produced approximately 320 million pounds of U3O8 throughout its history. The property is situated on the north limb of the Quirke Lake Syncline and is underlain by an eastern extension of the uranium-bearing Matinenda quartz pebble conglomerates. This is the favored host rock for the district and was the host of uranium mineralization mined from both the nearby Panel and Can Met Mine properties.

Elliott Lake Property – Proposed Work Program and Budget

An exploration program and budget for the Elliott Lake Property has yet to be developed. However, we envision that following a full data review we would formulate a drill program to further define the existing resource and bring the historic resource figures into compliance with current disclosure requirements. The cost of the data review is estimated to be less than $50,000, it will be completed by mid-2006 and it will be paid for out of the Company’s working capital.

This data review will be under the supervision of Art Ettlinger, Ph.D., P. Geo., Chief Geologist of EMC.

Rattlesnake Hills and Lewiston Properties

Pursuant to the terms of an Option Agreement dated October 14, 2004 with Bald Mountain Mining Co. (“Bald Mountain”) we acquired options to earn up to a 100% interest in each of the Rattlesnake Hills and Lewiston Properties, subject to certain royalties. The general location of the Rattlesnake Hills and Lewiston Properties is shown on the following map.

We are also required to maintain the Rattlesnake Hills and Lewiston Properties in good standing during the currency of the agreement and to pay the obligations of Bald Mountain to the underlying owner of the Rattlesnake Hills Property.

As consideration for the granting of the options, we paid to Bald Mountain Mining Co. the sum of $50,000 and issued to Bald Mountain Mining Co. 100,000 shares of our common stock. The option consideration was paid as follows: $35,000 and 50,000 shares on execution of the option agreement and $15,000 and 50,000 shares in April, 2005.

In order to exercise our option to acquire the Rattlesnake Hills Property, we are required to spend a total of $5,000,000 on exploration of the property over five years as follows:

  $150,000 on or before October 14, 2005;
  $350,000 on or before October 14, 2006;
  $500,000 on or before October 14, 2007;
  $1,000,000 on or before October 14, 2008; and
  $3,000,000 on or before October 14, 2009.

We will earn an incremental interest in the Rattlesnake Hills Property of 10% for each $500,000 expended on exploration of the Rattlesnake Hills Property.

In order to exercise our option to acquire the Lewiston Property, we are required to spend a total of $1,000,000 on exploration of the property over four years as follows:

  $100,000 on or before October 14, 2005;
  $150,000 on or before October 14, 2006;
  $250,000 on or before October 14, 2007; and
  $500,000 on or before October 14, 2008.

We will earn an incremental interest in the Lewiston Property of 10% for each $100,000 expended on exploration of the Lewiston Property.

On December 14, 2005 the option agreement was amended such that all work commitment anniversary dates have been pushed back from October 14 until August 14 of the following year, thus giving us an additional ten months to perform the required work. As consideration for this amendment, we have paid Bald Mountain Mining Co. $50,000.

Bald Mountain Mining Co. has agreed to accept shares of EMC in place of the Quincy shares to be issued to it, subject to the appropriate adjustments.

Pursuant to the mining lease under which Bald Mountain acquired part of the Rattlesnake Hills Property, Bald Mountain is required to pay a 4% NSR to the owners of the property, with an annual advance royalty payment of $20,000 and to maintain the property in good standing. We have agreed to assume these obligations during the currency of our agreement with Bald Mountain.

Thirty of the unpatented mining claims comprised in the Rattlesnake Hills Property are subject to a 4% NSR and 22 of the unpatented mining claims comprised in the Rattlesnake Hills Property are subject to a 3% NSR. The Lewiston Property is subject to a 3% NSR.

The acquisition of the Rattlesnake Hills Property was based on a review of the results of a number of exploration programs that were carried out in the past, notably those by American Copper and Nickel Company (ACNC) and Newmont Exploration Inc (Newmont) by Mr. Thomas Skimming, P.Eng., a former member of our board of directors and former Vice President, Exploration. The review also included discussions with highly qualified technical people familiar with the property and two on-site visits by Mr. Skimming who concluded that the Rattlesnake Hills Property was one of considerable merit, that it exhibited significant, untested potential for a commercial gold occurrence and as a result, recommended to our management that an agreement to acquire the property be negotiated with Bald Mountain.

The acquisition of the Lewiston Property was based on a number of factors including a study of the results of previous work carried out on the property, a thorough review of proprietary and government technical reports on the Lewiston district provided by Bald Mountain but principally on an on-site visit to the property by Mr. Skimming, who concluded that the property was one that exhibited considerable exploration potential for a comparatively high-grade, shear-hosted gold deposit. We believe that the terms of the acquisition of the Rattlesnake Hills and Lewiston Properties was the result of arms length negotiation.

Certain of the Federal claims comprised in the Rattlesnake Hills Property are registered in the name of David R. Miller and/or Lyle D. Fruchey on behalf of Bald Mountain and are described as follows:

Name	Date Recorded BLM	BLM Serial Number	Expiry Date

MG #1-3, 5-6	10/25/2004	WMC247272-74, WMC247276-77	9/1/2006

BIF #8-14, 25-28, 45	10/25/2004	WMC221912-15, 19 WMC221924-30	9/1/2006

GM #83-84	10/25/2004	WMC244849-50	9/1/2006

The remainder of the Federal claims comprising the Rattlesnake Hills Property are registered in the name of Bald Mountain and are described as follows:

Name	Date Recorded BLM	BLM Serial Number	Expiry Date

CP #1-2,5-6, 9-10,13-14, 16-17	10/25/2004	WMC260419-28	9/1/2006

LM 16-17, 21-22, 26-27, 33-34, 37-39, 41-42,	10/25/2004	WMC260362-39	9/1/2006

On an annual basis, each of these claims requires a rental payment of $125 to the Federal Government, payable by August 31. In the event this payment is not made in any year, the Company may lose title to each claim for which the rental is not paid.

The Federal claims comprised in the Lewiston Property are registered in the name of Bald Mountain and are described as follows:

Name	Date Recorded BLM	BLM Serial Number	Expiry Date
W No 1-15, 19, 21-28,30-36	16/07/204	WMC260391-404	9/1/2006
BM 1-13, 13A, 16-54, 56-60	14/07/2004	WMC260296-- WMC260353	9/1/2006
W No 37-63	10/25/2004	WMC261134-60	9/1/2006
BMW 1-17	10/25/2004	WMC261117-33	9/1/2006
BM 65-105	10/25/2004	WMC261076-116	9/1/2006

On an annual basis, each of these claims requires a rental payment of $125 to the Federal Government, payable by August 31. In the event this payment is not made in any year, the Company may lose title to each claim for which the rental is not paid.

Rattlesnake Hills Property – Location and Access

The Rattlesnake Hills Property is located in Natrona County, approximately 50 air miles west of Casper in the geographic center of the State of Wyoming. Seasonal access is available from the towns of Riverton or Casper. From Riverton, access to the property is east along Highway 136 to the end of pavement at the Gas Hills Uranium Mining District, then easterly along an unimproved gravel road for 7 miles to Dry Creek County Road, then southerly for approximately 5 miles to Goat Mountain, which is situated at the southwest end of the property.

Rattlesnake Hills Property - History

The first serious, sustained effort to explore for gold in the Rattlesnake Hills district was in 1982 when W. Dan Hausel et al. of the Wyoming Geological Survey conducted a field investigation to search for disseminated gold mineralization as part of a grant provided by the University of Wyoming’s Mining and Mineral Resource and Research Institute. Anomalous gold was found associated with a pyritiferous metachert in close proximity to a Tertiary alkalic intrusive dome. Subsequently, the area was visited and staked by local geologist Dick Fruchey in 1985 who then optioned the property to ACNC.

From 1985 to 1987, a total of 32 reverse circulation holes aggregating 9,825 feet were drilled by ACNC. Two targets were tested: an Archean Iron Formation and Tertiary trachyte and phonolite intrusive stocks. Significant gold mineralization in both geological settings was encountered in the ACNC drilling. One hole intersected 255 feet of 0.024 ounces per ton (opt) gold at Antelope Basin and a hole drilled into a banded, siliceous iron formation, intersected a 10 foot wide zone grading 0.32 opt in gold.

In 1992, Canyon Resources Inc. acquired the property and conducted geological mapping and a limited surface, rock sampling program. In 1993, Canyon Resources Inc. entered into a joint venture agreement with Newmont Mining Corporation. From 1993 to 1995 a comprehensive exploration program carried out by Newmont Mining Corporation resulted in the drilling of 15 holes, totalling 10,705 feet, in the North Stock area where significant gold mineralization was encountered. In one hole, an intersection of 620 feet grading 0.037 opt in gold was encountered. Significant widths of higher grade gold mineralization were contained within the larger intersection. In addition, Newmont Mining Corporation identified a large gold geochemical anomaly associated with the South Stock intrusive on the property and constructed a number of drill pads from which to test this anomaly, but never carried out their proposed drill program. Also, there is no evidence to suggest that Newmont Mining Corporation ever followed up the gold mineralization discovered by ACNC in the Antelope Basin area. Newmont Mining Corporation terminated the joint venture and returned the property to Canyon Resources Inc. in 1995. Subsequently, Canyon Resources Inc. dropped the property in 1997 during a period of depressed gold prices.

Rattlesnake Hills Property - Geology and Mineralization

The Rattlesnake Hills Property is underlain largely by a belt of Archean metasedimentary and metavolcanic rocks that have been intruded by a number of Tertiary alkalic plugs and dikes, principally trachyte and phonolite in composition. The Archean rocks represent a fragment of a partially exposed synformal Archean greenstone belt within the Wyoming Craton which has been subjected to several phases of deformation. Two distinct episodes of gold mineralization occur on the Rattlesnake Hills Property, namely: a syngenetic stratabound exhalative mineralization (i.e.: banded, siliceous, iron formation) and disseminated epithermal gold associated with the Tertiary dome-like intrusives. Gold-bearing breccias are closely associated with and often marginal to the Tertiary intrusives. The geologic setting described here for the Rattlesnake Hills property and the presence of two gold-bearing geologic environments (alkalic intrusive and banded iron formation) make the Rattlesnake Hills property an exceptional exploration target and a justifiable acquisition.

The initial exploration target of ACNC at Rattlesnake Hills was the banded, iron formation and subsequently, the breccia zones associated with the Tertiary alkalic intrusives; whereas, Newmont Mining Corporation’s principal interest was only the structures associated with the Tertiary alkalic intrusives.

Drilling by Newmont Mining Corporation in the vicinity of the North Stock indicated a core of gold mineralization averaging 0.035 opt in a structure that is 900 feet long, 70 to 250 feet wide and open to depth. This core is surrounded by a halo of lower grade gold mineralization averaging 0.012 to 0.02 opt over an area that is 1,500 long, 280 to 350 feet wide and open at depth. The higher grade mineralization is characterized by vuggy, carbonate-pyrite veinlets with marginal densely disseminated pyrite. An increase in grade with depth apparently occurs along the North Stock gold trend. Relatively higher grade sulphide drill intercepts are common below lower grade oxide trench exposures, suggesting that gold may be leached in the oxide zones. The results of a geochemical survey carried out by Newmont Mining Corporation suggest that strong potassium alteration is related to higher grade gold mineralization and that gold appears to be depleted in the oxide zone. These observations are significant in designing further exploration work at the Rattlesnake Hills Property.

Rattlesnake Hills Property – Proposed Work Program and Budget

An exploration budget to assess the significance of the results obtained by ACNC and Newmont Mining Corporation and to further explore the potential of the property has yet to be developed. However, an initial minimum program involving an expenditure of $500,000 is envisaged. This amount would provide for (a) an in-depth review and reassessment of the results from all the previous exploration carried out on the property and (b) an initial diamond drill program consisting of about 10,000 feet of drilling. The budget would include all costs related to geological supervision, logging, assaying and general administrative costs applicable to the Rattlesnake Hills Property.

This work will be under the supervision of Art Ettlinger, Ph.D., P. Geo., Chief Geologist of EMC.

Lewiston Property – Location and Access

The Lewiston Property is located in Fremont County approximately 30 air miles south-southeast of the town of Lander, immediately north of the Sweetwater River, in the southwest quadrant of the State of Wyoming. Access to the property from Lander is south on Highway 28 for a distance of 30 miles to the Atlantic City-South Pass cutoff, then an additional 3 miles along a well-maintained gravel road to the settlement of Atlantic City, then a further 15 miles south-southeasterly from Atlantic City largely on an unmaintained gravel road, which partly follows the valley of Strawberry Creek, to the western edge of the Lewiston Property.

Lewiston Property - History

Early mining activities in the district were focused in the Atlantic City, South Pass City and Miners Delight areas but activities were limited in the Lewiston area because of its remoteness from established communities at the time. The first recorded discovery of gold in the Lewiston area dates back to 1875 when Martin Lewis located placer gold in the gravels of Strawberry Creek. Subsequently, gold was found at Wilson Bar on the Sweetwater River in 1878. Gold from this placer was traced up Burr Gulch and ultimately led to the discovery of the Burr and Hidden Hand Mines, the first significant deposits found in the Lewiston area around 1890. One zone in the Burr Mine was reported to be 16 feet wide averaging about 0.50 opt in gold. Sporadic, rich pockets of ore were mined that were reported to contain 25 to 250 opt in gold. In the 1930s, mining on the Hidden Hand lode intersected a rich shoot that produced several sacks of specimen-grade ore that has been reported to grade from 75 to 1,650 ounces per ton in gold.

A number of other small mines in the area, ie: The Goodhope, Mint, Gold Leaf, Wolf et al were all reported to have encountered zones of high grade gold mineralization during their operating life. At the Wolf Mine, a 10 foot wide surface exposure of a shear zone containing abundant quartz stringers and veinlets is reported to have assayed over 1.0 opt gold over the 10 feet.

Most of the mines operated around the turn of the century. Despite the fact that gold-bearing shear zones were traced for considerable distances, severe winters, primitive and inadequate equipment, limited capital and the remoteness of the area deterred any attempt at serious mine development. Most of the mine shafts and mine workings in the area are less than 100 feet deep and the vertical extent of the gold mineralization is completely unknown at this time.

There are no records or evidence of any significant drilling having been carried out in the vicinity of existing shafts and old mine workings in the Lewiston area.

Lewiston Property - Geology and Mineralization

The Property is underlain dominantly by an extensive area of Precambrian metagreywackes of the Miners Delight Formation within the South Pass greenstone belt. The structure, stratigraphy and mineralization of the Lewiston area, is similar to Precambrian volcano-sedimentary terranes in Canada, Australia and South Africa which collectively have produced more than one-half of the world’s gold and give ample justification for the acquisition of this property.

Shear zones in chloritized hematitic greywacke of the Miners Delight Formation host essentially all of the historical, bedrock gold mines and known gold occurrences at Lewiston. The gold bearing shear zones invariably parallel regional foliation in the metagreywackes and were developed near the apex of a regional fold in the metasediments and often, can be traced on surface for many hundreds of feet. The gold frequently occurs as visible gold in fractures in quartz and in association with pyrite, pyrrhotite and arsenopyrite which oxidize to hematite, limonite and scorodite. Scheelite has also been identified in some of the gold-bearing shear zones. Known trace elements or pathfinder elements associated with the gold include tungsten, arsenic, antimony, bismuth, copper and a number of lesser elements. A thin veneer of eluvial debris and silt covers large portions of the known gold-bearing shears in the Lewiston area.

Although the gold-bearing shear zones have been traced along strike for many hundreds of feet, the downdip dimensions have not been determined. The depth of most of the mine shafts and old mine workings in the Lewiston area is believed to be around 100 feet (30.5m) . The underground workings and shafts in most of the mines in the district are currently inaccessible due to a combination of caving and flooding.

Lewiston Property – Proposed Work Program and Budget

An exploration program to assess the significance of the known gold-bearing shear zones on the property and to determine the potential to discover others under the pervasive, thin veneer of eluvial debris, has yet to be developed and budgeted; however, an initial minimum program involving an expenditure of $250,000 is envisaged. This amount would provide for detailed, ground geochemical and geophysical surveys (approximately $40,000), geological mapping (approximately $10,000) and approximately 5,000 feet of core drilling (approximately $200,000) which would include geological supervision, logging, sampling, assaying and general program administrative costs. These costs would be paid for out of the Company’s working capital.

This work will eventually be under the supervision of Art Ettlinger, Ph.D., P. Geo., Chief Geologist of EMC.

Silver Bow Property

Pursuant to the terms of a Mining Lease and Agreement made the 21st day of February, 2003 between ourselves and Donald K. Jennings and Renegade Exploration (the “Owners”), we acquired the exclusive right to explore and mine ores and minerals of any kind (except oil and gas) on 73 unpatented Federal lode mining claims, located on 1,460 acres, in Nye County, Nevada known as the Silver Bow Property. Its location is shown on the following map:

The Silver Bow leased properties are described as follows:

Name	Date Recorded	NMC Number	Expiry Date

Bow 1-3, 14, 15, 32, 33, 18 - 23, & 25	March 1, 2002	828189 – 828202	August 31, 2006

Bow 4 - 13, 16, 17, 24, 26 – 73	April 14, 2003	8464429- 846487	August 31, 2006

On an annual basis, each of these claims requires a rental payment of $125 to the Federal Government, payable by August 31. In the event this payment is not made in any year, the Company may lose title to each claim for which the rental is not paid.

The lease is subject to a 3% Net Smelter Return (NSR) royalty in favor of the Owners. We have the right to purchase two thirds of the NSR for $1,500,000 and the final third for an additional $2,000,000. The lease has a term of 15 years, provided that the following advance royalty payments are made to the Owners:

  $10,000 upon signing (paid);
  $15,000 on February 21st, 2004 (paid);
  $20,000 on February 21st, 2005 (paid);
  $30,000 on February 21st, 2006 (paid);
  $40,000 on February 21st, 2007;
  $50,000 on February 21st, 2008; and
  $50,000 on each February 21st thereafter.

While as at the date hereof we have sufficient funds to pay the advance royalty payments due on February 21st, 2007, there is no guarantee that we will have sufficient funds to make such payment when it is due. In addition, we may not have the funds to make the advance royalty payments due beginning February 21st, 2008. To have the funds available we will either seek advances from our directors or officers, or engage in additional offerings of our stock. At present, we have made no arrangements to do any of these two methods of fund raising. In the event that we determine that the Silver Bow Property does not merit further exploration, we will not make any further advance royalty payments. If we fail to make the advance royalty payments the Mining Lease and Agreement will terminate and we will lose our interest in the Silver Bow Property.

Pursuant to the terms of the Mining Lease and Agreement we have also agreed with the Owners that, in the event that we locate any additional unpatented mining claims within an “Area of Interest” surrounding the Silver Bow Property, such claims will be subject to the Mining Lease and Agreement and, as a result, we will be obligated to pay a 3% NSR royalty referred to above to the Owners in respect of such claims. In the event that any claims we locate are inside the “Area of Interest” and are subject to a royalty payable to a third party, the 3% NSR royalty payable to the Owners will be reduced on a dollar for dollar basis. The “Area of Interest” is defined by specific boundaries and encompasses 1,887 hectares located around the Silver Bow Property.

The claims comprising the Silver Bow Property are numbered Bow 1-73 and are registered in the name of Donald K. Jennings. Maintenance fees on these claims have been paid until September 1, 2006. As a result of the fact that these claims are not registered in our name, other mining companies could claim interests in the 73 unpatented mining claims or challenge our right to conduct exploration activities on the Silver Bow Property.

Silver Bow Property – Location and Access

The Bow claims are located within the Silverbow Mining District in Nye County, approximately 50 miles east-southeast of the town of Tonopah in south-central Nevada. More precisely, the claims are situated in sections 26 and 32-36 inclusive, T1N, R49E in the central part of the Kawich Mountain Range. The Nellis Air Force Bombing Range borders the area to the south. Access is by paved road east of Tonopah on SR 6 and southeast on the access road to the Nevada Test Site boundary and then approximately 20 miles of poorly maintained single track gravel road.

Silver Bow Property - Climate, and Physiography

The Silver Bow Property lies at elevations ranging from 6,500 to 7,600 feet above mean sea level within a moderately rugged terrain. The climate is classified as high arid desert. Temperatures vary from 110ºF in the summer to 0ºF in the winter with an average precipitation of only 3.50 inches per year.

Silver Bow Property - History

The Silver Bow property is located within the Silverbow Mining District where the first discoveries of gold and silver were made in the fall of 1904. The first shipments of ore were made in 1906 and by the fall of the same year, the area was abandoned. The area became active again in 1913 and 1920 when small stamp mills were built.

Since the early 1960s there have been at least four programs of exploratory drilling carried out within and adjacent to our property. A total of 17 diamond core and rotary drill holes were completed by the Browne Group in the gulch west of the Silverbow town site in the 1960’s. Amoco Minerals Co. completed 6 rotary drill holes north of the town site and near the Hillside Mine in 1983-1984. Later in the 1980’s, several rotary holes were drilled by NERCO. In late 1993 and early 1994, the Phelps Dodge Mining Co. carried out a program of reverse circulation rotary drilling in the ridge west of the Silverbow town site. In 1997, Placer Dome Inc. finished the latest round of drilling and concluded that a target meeting their size requirements was unlikely and quitclaimed the property to NevSearch, L.L.C.

Silver Bow Property - Geology and Mineralization

The Bow claims are located within the Silverbow Mining District in Nye County, NV. Altered volcanic and subvolcanic rocks that straddle the southern margin of the Kawich Range Caldera underlie the claims. These rocks are host to two, steeply dipping vein systems that contain banded quartz, are locally brecciated and locally contain gold and/or silver mineralization. In addition to quartz as the primary vein mineral, calcite and adularia are also reported within the veins and wall rock alteration includes silicification, illite-sericite, kaolinite and minor amounts of smectite. The main ore minerals consist of stephanite, ruby silver, cerargyrite and electrum.

Our justification for acquiring this property is based on its location with a historic mining district in close proximity to a variety of altered volcanic and subvolcanic rocks on the margin of a mineralized volcanic caldera.

Silver Bow Property – Proposed Work Program and Budget

We have not conducted any significant exploration activities on the Silver Bow Property. There are no known reserves on the Silver Bow Property and any proposed program by us is exploratory in nature. There are no current plans to conduct exploration on this property. Consequently an exploration program and budget to assess the significance of the two quartz-adularia vein systems has yet to be developed.

Lantern Property

On July 31, 2003, we entered into a Mining Lease with Newmont Mining Corporation for patented fee land totalling 1,123 acres, and also received a quit claim deed for 340 acres consisting of 17 unpatented Federal mining claims. On August 10, 2005 we agreed with Newmont Mining Corporation to amend the terms of the mining lease by postponing certain exploration expenditure requirements to November 30, 2005. The property is known as the Lantern Property. Platoro West Incorporated, a corporation controlled by William Sheriff, one of our directors, is also a party to the Mining Lease. Specifically excluded from the agreement are 22 unpatented mining claims under lease to Romios Gold Resources, Inc. a Canadian corporation.

Platoro West Incorporated began negotiating with Newmont Mining Corporation in 2002 to acquire the Lantern Property and made certain maintenance fee payments in respect of the claims comprising the Lantern Property in contemplation of a definitive agreement being reached with Newmont Mining Corporation. In 2003, as part of these negotiations, Platoro West Incorporated proposed to Newmont Mining Corporation that Platoro West Incorporated would lease the Lantern Property from Newmont Mining Corporation and, in turn, sublease the Lantern property to our company. Newmont Mining Corporation requested instead that both Platoro West Incorporated and our company be party to the mining lease agreement. We agreed with Platoro West Incorporated that we would reimburse Platoro West Incorporated for all out-of-pocket costs incurred by Platoro West Incorporated in respect of maintaining the Lantern Property prior to the date of the Mining Lease and that, in the event that we do not elect to conduct exploration work on the Lantern Property, we will transfer the Lantern Property to Platoro West Incorporated, subject to the terms of the Mining Lease. We are of the view that this arrangement was determined through arm’s length negotiation and does not give rise to a conflict of interest with William Sheriff (a current director of our company) or Platoro West Incorporated.

The 17 unpatented Federal mining claims deeded to us as part of the Lantern Property are as follows:

Name	NMC Number	Expiry Date
Petal 1-8	772574-772581	August 31, 2006
Petal 29-36	772602-772609	August 31, 2006
Petal 38	772611	August 31, 2006

On an annual basis, each of these claims requires a rental payment of $135 to the Federal Government, payable by August 31. In the event this payment is not made in any year, the Company may lose title to each claim for which the rental is not paid.

The State leased portions of the Lantern Property are 29-OSP-0001(NLRC 182054) and 29-OSP-0006(182092).

Under the lease agreement (as amended), we are required to spend the following amounts on exploration and assessment work:

  $62,500 during the period ended November 30, 2005 (which funds have been expended);
  $50,000 during the 12 month period ended July 31, 2007;
  $50,000 during the 12 month period ended July 31, 2008;
  $50,000 during the 12 month period ended July 31, 2009;
  $50,000 during the 12 month period ended July 31, 2010;
  $50,000 during the 12 month period ended July 31, 2011;
  $50,000 during the 12 month period ended July 31, 2012; and
  $100,000 during the 12 month period ended July 31, 2013 and each July 31 thereafter as long as the agreement is in effect.

The lease is subject to a maximum 4% Net Smelter Return (NSR) royalty in favor of Newmont Mining Corporation. Newmont Mining Corporation also retained a preferential ore processing right. Prior to commencing production, we are required to complete a feasibility study.

While as at the date hereof we have sufficient funds to pay the initial exploration and assessment work due by July 31, 2007, there is no guarantee that we will have sufficient funds to make such payment when due. In the event that we do not have adequate funds available we will either seek advances from our directors or officers, or engage in additional offerings of our stock. At present, we have made no arrangements to do any of these two methods of fund raising. In the event that we determine that the Lantern Property does not merit further exploration, we will not make any further exploration expenditures. If we fail to make the exploration expenditures the mining lease will terminate and we will lose our interest in the Lantern Property.

We are also responsible for all taxes and federal maintenance fees for the property. Prior to completion of a feasibility study, and upon payment to our company of 50% of the exploration expenditures made by us to that date, Newmont Mining Corporation has the right to require our company to enter into a joint venture agreement, with Newmont Mining Corporation having a 51% interest and our company a 49% interest. Newmont Mining Corporation will also be required to pay all expenditures by the joint venture up to an amount equal to 200% of the exploration expenditures made by our company to that date. Newmont Mining Corporation may also require us to enter into the joint venture agreement within 90 days of the delivery of the completion of a feasibility study by paying to our company 100% of the exploration expenditures made by us to that date, in which case Newmont Mining Corporation will also be required to pay all expenditures by the joint venture up to an amount equal to 300% of the exploration expenditures made by our company to that date. We can terminate the Agreement at any time after spending $100,000 on exploration and assessment work.

There are no known reserves on the Lantern Property and any work programs by our company are exploratory in nature.

Acquisition of our interests in the Lantern Property was based on the professional judgment and evaluation of two exploration geologists, Thomas Skimming and William Utterback. Messrs. Skimming and Utterback was are former members of our board of directors, with extensive exploration experience in the State of Nevada. Messrs. Skimming and Utterback have no interest in the Lantern Property.

Lantern Property – Location and Access

The Lantern Property is located in Pershing County, Nevada, about 62 miles from Winnemucca, Nevada. Access to the property is from the town of Lovelock located on Interstate Highway No. 80 over Nevada State Route 399 for 15 miles and then an additional 35 miles to the north over unimproved gravel roads.

Lantern Property - Climate and Physiography

The Lantern Property is situated near the southwestern end of the Antelope Range within a cluster of low hills ranging between 4,800 and 5,200 feet elevation. Vegetation consists essentially of sparse amounts of sage brush and patches of native grasses.

The climate is high arid desert with light snow falls during the winter months that usually melt before March and rarely accumulates to depths that would inhibit travel. The area is dry throughout most of the year.

Lantern Property - History

Since 1980, several companies, principally Santa Fe Pacific Gold Corporation and Newmont Mining Corporation have conducted comprehensive exploration programs within portions of the boundaries of the existing Lantern Property. This work, consisting largely of geological mapping, soil and rock geochemical surveys, various geophysical surveys and extensive drilling, identified a low-grade resource. Higher grade intercepts of gold mineralization were encountered in banded, epithermal quartz veins during the drilling but were never evaluated with deeper, systematic drilling. The earlier exploration programs focused on the potential for a low-grade, bulk tonnage-type of gold deposit on the property but did not address the potential of a deeper, high-grade, bonanza-type of gold mineralization.

Lantern Property – Geology and Mineralization

The Lantern Project is located approximately 10 miles south of the formerly producing Hycroft gold mine and about 2 miles south of the closed LAC Rosebud gold mine. The Hycroft mine produced approximately 1.1 million ounces of gold while Rosebud produced approximately

375,000 ounces of gold. The Hycroft and Rosebud mineralization is controlled by northerly trending fault zones at contacts between Tertiary volcanics and younger lake sediments, a setting very similar to the Lantern property. This similar setting at Lantern gave us the justification needed to acquire this property.

The property geology consists of Mesozoic phyllite in fault contact with Tertiary lake sediments, with phyllite clasts, accumulated in a fault bounded localized basin. Tertiary volcanics are common in the immediate target areas. Alteration is abundant and includes sericitization, argillization, and silicification and is primarily focused in zones of deep seated fault zones. Several zones of highly anomalous gold have been identified and many have been drill tested. The Lantern area was explored in the 1980's and early 1990's by several mining and exploration companies including Homestake, Corona, and Santa Fe. At least 90 drill holes have been completed and range from 60 to 600 feet deep.

Lantern Property – Results of Exploration Activities

In October 2005, Zonge Geosciences Inc. of Reno, NV completed gradient array and dipole-dipole IP/resistivity geophysical surveys at a cost of $20,000. The target of the surveys was a generally flat, alluvium covered area containing several large banded quartz vein boulders with gold mineralization, which are characteristic of the upper levels of epithermal gold systems. The gradient array survey identified a significant resistivity anomaly in the survey area and subsequent dipole-dipole IP lines confirmed the resistivity feature. As a result of this work, we commenced a reverse circulation drilling program, at a cost of $65,000, to test the resistivity anomaly in the vicinity of the mineralized boulders and a second area along the southern flanks of SP Ridge, the focus of historic exploration on the property.

Highlights of this recent drill program are tabulated below.

Footage	Interval,	Silver, ppm	Silver, oz/ton
	feet(1)
Hole L-4
180-200	20	140	4.09
Including:
180-185	5	254	7.42
185-190	5	101	2.95
190-195	5	35.1	1.02
195-200	5	170	4.96
Hole L-5
85-110	25	168	4.91
including:
100-105	5	631	18.43
185-205	20	1289	37.63
including:
185-190	5	229	6.69
190-195	5	4700[2]	137.24
195-200	5	99	2.89
200-205	5	127	3.71

220-255	35	170	4.96
Including
240-245	5	512	14.95
245-250	5	491	14.34

1True thickness unknown
2determined by fire assay and gravimetric finish

Three samples yielding high silver assays were selected from drill hole L-5 to be rerun for analysis by also screening the pulverized sample for metallic silver. The results for the metallic screening indicate no significant differences for those samples using metallic screening in combination with sample pulverizing versus just sample pulverizing.

Three reverse circulation drill holes (L-1 through L-3) totalling 1,190 feet (363 m) were completed to test the geophysical anomaly near the gold boulders area; however only gravels and weakly oxidized, but otherwise generally unaltered, lake sediments were intersected and due to budgetary constraints, the drill was moved to the SP Ridge area.

SP Ridge

Drill holes L-4 through L-7 tested the mineralized Auld Lang Syne (ALS) bedrock at the south end of SP Ridge near the vertical Santa Fe drill hole DPL-18 (45 feet @ 0.017 oz/t Au) Holes L-4 (-50o), L-5 (-64o), and L-7 (-50o) were drilled at an azimuth of 270o along the same section as DPL-18 crossing the southern part of a zone of sub parallel, epithermal veins and veinlets that crop out to the north on the summit and east slope of SP Ridge. This zone strikes at approximately 345o, dips at a high angle, and remains open in all directions. Its minimum dimensions, based on historic and recent drilling, is approximately 760 m along strike and 300 m perpendicular to strike. Holes L-4 and L-5 crossed the zone and bottomed within it near the lower part of DPL-18.

L-4 intersected two significant zones of mineralization. The first from approximately 180 to 200 feet and yielding 20 feet grading 140 gm/t Ag (4.1 oz/t), and the second, from approximately 580 feet to the bottom of the hole at 592 feet also assayed 140 gm/t Ag (4.1 oz/t) from 585-592 feet. The upper zone intersected in L-4 was again intersected deeper in drill hole L-5 from approximately 475-510 feet and although silver values were generally low in this interval, gold assayed 20 feet @ 1.29 gm/t (0.04 oz/t) from 490-510 feet. Additional mineralization was intersected from 85-110 feet grading 168 gm/t Ag (4.91 oz/t); 185-205 feet grading 1289 gm/t Ag (37.63 oz/t) including 5 feet @ 4700 gm/t Ag (137.24 oz/t); and from 220-255 feet grading 170 gm/t Ag (4.96 oz/t).

In addition to the above, both holes L-4 and L-5 returned near surface zones of anomalous gold mineralization.

L-7, drilled at -50o, crossed through DPL-18 within 50 feet of the surface, and then crossed the hanging wall of the mineralized zone at approximately 460 feet depth. Trace amounts of epithermal veinlet material were scattered throughout the drill hole however the maximum silver value encountered assayed 48.1 gm/t (1.40 oz/t) while gold values were less than 0.52 gm/t (0.02 oz/t).

Individual mineralized structures in this zone range from a few millimeters to 1.5 meters in thickness as seen in these drill holes and in outcrop and the east slope of SP Ridge. Vein textures are strikingly similar to those of the Scossa veins 1 km to the east. The SP Ridge and Scossa veins have NNW strikes and steep west dips.

L-6 was drilled at an azimuth of 285o and an inclination of -50o to test an earlier idea that primary gold and silver mineralization was hosted within an east-northeast fault zone. L-6 however intersected a post-mineralization rubble zone with only modestly elevated gold (0.1 to 0.7 ppm) and silver values (10 to 40 ppm) in the upper oxidized and lower bleached zones of the fault.

Quality Assurance/Quality Control

Rock chips for geochemical analysis were collected at the drill site and shipped to the ALS Chemex laboratory facilities in Winnemucca, NV under the direct supervision of the project geologist. Silver was analyzed by aqua regia digestion and atomic absorption spectrometry (AAS) with a detection range of 0.2 -1,500 ppm Ag. Samples containing more than 1,500 ppm Ag were reanalyzed by fire assay with a gravimetric finish whereas samples with >10 ounces per ton Ag were also screened for metallic silver. Gold was analyzed by fire assay with an AAS finish having a detection limit of 0.005 -10 ppm. All samples yielding >500 ppb Au or >100 ppm Ag were sent to American Assay Laboratories of Reno, NV for check assaying. The results of the metallic screening and check assays are considered to be acceptable.

Lantern Property – Proposed Work Program and Budget

We are currently evaluating the results of our recently completed drilling program at Lantern. Upon completion of this review, we may recommend further work for this property.

Quartz Mountain Property

Pursuant to the terms of an Option Agreement made as of October 15, 2003 with Seabridge Gold Corporation (a wholly-owned subsidiary of Seabridge Gold Inc.), we acquired an exclusive option to earn a 50% interest in 67 unpatented mining claims located in Lake County, Oregon known as the Quartz Mountain Property, subject to certain exclusions. Our rights pursuant to the option agreement specifically exclude a reported 2.7 million ounce low-grade gold resource, discussed below. Our exploration program is focused on other reported grades of mineralization. Pursuant to the terms of the option agreement, in order to maintain our option and earn the 50% interest we must:

          - incur cumulative exploration expenditures of $1,500,000 on or before October 15, 2008 as follows:
                    by October 15, 2004, $100,000 (which exploration expenditures have been incurred), by October 15, 2005, $250,000 (which exploration expenditures have been incurred), by October 15, 2006, $500,000 (which exploration expenditures have been incurred), and by October 15, 2008, $1,500,000;

          - issue to Seabridge Gold Corporation 250,000 shares of our common stock as follows:
                    50,000 shares on execution of the option agreement (which shares have been issued), and
                    200,000 shares with 30 days of satisfying the expenditure obligations described above.

If those conditions are satisfied, we will be deemed to have exercised the option and earned our 50% interest in the Quartz Mountain Property, at which time we will be deemed to have entered into a Joint Venture Agreement with Seabridge Gold Inc.

We may also increase our interest in the Quartz Mountain Property from 50% to 62.5% by (i) funding 100% of a feasibility study on the Quartz Mountain Property within three years; and (ii) issuing 250,000 shares at the completion of the feasibility study.

We are required to make the first $100,000 of expenditures (which expenditures have been made) and to pay all fees required to keep the Quartz Mountain Property in good standing. Once we have made the first $100,000 of expenditures we may terminate the option agreement on 60 days written notice to Seabridge Gold Corporation.

We have also agreed with Seabridge Gold Inc. that, if the parties to the option agreement acquire any additional mineral properties within two miles of the outer boundaries of the Quartz Mountain Property, such properties will immediately be subject to the option agreement. The option agreement is subject to two Royalty Agreements, the first of which is between Seabridge Gold Inc. and William M. Sheriff, one of our directors (the Sheriff Royalty) pursuant to a Royalty Agreement dated December 18, 2001, and the second of which is between Seabridge Gold Corporation and Quartz Mountain Resources Ltd. (the QMR Royalty) pursuant to an Asset Purchase and Sale and Royalty Agreement dated December 17, 2001. Pursuant to the Sheriff Royalty, Mr. Sheriff is entitled to a 0.5% NSR royalty from all ore mined on the Quartz Mountain Property, and pursuant to the QMR Royalty, Quartz Mountain Resources Ltd. is entitled to a 1% NSR royalty from all ore mined on the Quartz Mountain Property. We are of the view that the arrangement with Seabridge Gold Inc. was determined through arm’s length negotiation.

The Federal claims are registered in the name of Seabridge Gold Inc. and are described as follows:

Name	Date Recorded	NMC Number	Expiry Date
4 Squares 1-8, amended	March 29, 1962	22755-22762	August 31, 2006
Angel 7-8	October 5, 1956	22763-22764	August 31, 2006
FH 5-12, 21, 23-27, 29-35, 64-65, amended	September 1, 1983	45146-45153, 45162, 45164-45168, 45170-45176, 45205, 45206	August 31, 2006
FH 14, 22, 28, 36, 66, amended	August 16, 1984	45155, 45163, 45169, 45177, 45207	August 31, 2006
NQTZ 108, 110, 143-148	February 1, 1985	81602, 81603, 81627-81632	August 31, 2006
NQTZ 191, 193	February 3, 1985	81659, 81661	August 31, 2006
QTZ 31, 32, 34, 41	June 18, 1983	63755, 63756, 63758, 63765	August 31, 2006
QTZ 43, 67-70, 77, 79	June 19, 1983	63767, 63791-63794, 63801, 63803	August 31, 2006
TRA 1-8	September 1, 1983	66682-66689	August 31, 2006

On an annual basis, each of these claims requires a rental payment of $125 to the Federal Government, payable by August 31. In the event this payment is not made in any year, we may lose title to each claim for which the rental is not paid.

The acquisition of the Quartz Mountain Property was based on a review of the results of a number of exploration programs that were carried out in the past and on the professional judgment and evaluation of two exploration geologists, Thomas Skimming and George Cole. Messrs. Skimming and Cole are former members of our board of directors with extensive exploration experience in the State of Oregon. Messrs. Skimming and Cole have no interest in the Quartz Mountain Property.

There are no known reserves on the Quartz Mountain Property. Our drilling program is exploratory in nature.

Quartz Mountain Property – Location and Access

The Quartz Mountain Property is located in the Fremont National Forest in south-central Oregon approximately 30 miles west-northwest of the town of Lakeview on Oregon State Highway 140. The Property consists of three distinct mineralized areas, known as the Angel's Camp, Crone Hill and Quartz Butte. Access to the Quartz Mountain Property from Highway 140 is via several secondary paved and gravel service access roads to the Fremont National Forest that are maintained by the United States Forest Service.

WASHINGTON
OREGON
IDAHO
CALIFORNIA
NEVADA
Quartz Mountain Property
Grassy Mountain Property
Astoria
Seaside
Tillamook
Portland
Gresham
Hood River
The Dalles
Pendleton
Elgin
Wallowa
Enterprise
La Grande
Ukiah
Heppner
Maupin
Fossil
Lincoln City
Salem
Newport
Albany
Corvallis
Waldport
Sweet Home
Madras
Sisters
Prineville
Redmond
Bend
John Day
Baker City
Florence
Eugene
Springfield
Oakridge
Lapine
Burns
Vale
Ontario
Nyssa
Coos Bay
Roseburg
Silver Lake
Harney Lake
Lake Owyhee
Port Orford
Canyonville
Crater Lake
Prospect
Summer Lake
Malheur Lake
Gold Beach
Grants Pass
Upper Klamath Lake
Chiloquin
Paisley
Lake Abert
Medford
Ashland
Bly
Valley Falls
Brookings
Klamath Falls
Goose Lake
Lakeview
0 20 40 60 80 100
miles

Oregon
United States

SEABRIDGE GOLD PROPERTIES

Seabridge Gold Inc.

Oregon, USA
Property Location Map

Quartz Mountain – Climate and Physiography

The Quartz Mountain Property is situated at an elevation of around 6,000 feet above mean sea level in the Basin and Range Province that extends from Nevada into southern Oregon. The annual precipitation in this region averages 20 inches, most of which falls as snow between the months of October and April. Vegetation is characterized by an open, park-like, pine forest with sparse underbrush that consists of low profile shrubs and patches of native grasses.

Quartz Mountain – History

From 1982 to 1996, comprehensive exploration programs were carried out at different time periods by The Anaconda Company, Wavecrest Resources Ltd., Galactic Resources Ltd., Pegasus Gold Corporation and Newmont Mining Corporation Exploration Ltd. within the boundaries of the existing Quartz Mountain Property. These programs, which consisted essentially of geological mapping, soil and rock geochemistry, various geophysical surveys and extensive reverse-circulation and core drilling identified a low-grade gold resource. Higher grade intercepts of gold mineralization were encountered in silica flooded sulphide breccias, multiple quartz veinlets and banded, epithermal quartz veins during the drilling but, excluding a small drill program that was carried out by Quartz Mountain Gold Corporation (a joint venture between Wavecrest Resources Ltd and Galactic Resources Ltd) during the fall of 1988, these high grade gold intercepts were never evaluated with deeper, systematic drilling. Earlier exploration programs focused on the potential for a low-grade, bulk tonnage-type of gold deposit. Little to no work has been performed on the Quartz Mountain Property from 1996 to the commencement of our exploration program.

Quartz Mountain – Results of Exploration Activities to Date

We completed the first phase of an exploratory diamond drill and sampling program on the Quartz Mountain Property in 2004. Previous exploration work concentrated on low-grade gold mineralization amenable to open pit mining with little or no attention given to the high-grade, feeder structures commonly associated with large epithermal gold systems. These high-grade, feeder structures at the Quartz Mountain Property were the principal focus of our drill program. A total of 18 HQ diameter diamond drill holes with an aggregate length of 14,069 feet were drilled. All drill holes were surveyed by digital camera approximately every 100 feet of advance by Company staff. Routinely, diamond drill core was photographed, logged, halved lengthwise with a diamond saw and sampled. Samples were submitted to ALS Chemex Labs in Reno, Nevada where they were analyzed for gold and silver using the Au -AA26 fire assay and AAS method with 50 g nominal sample weight (assay range 0.010 - 100,000 ppm). Samples were also analyzed for trace elements using ME -ICP41, 34 element aqua regia acid digestion and ICP -AES. Sample preparation and gold & silver analyses were carried out in the ALS Chemex Laboratory in Reno, Nevada. All other analyses were performed by ALS Chemex 's Laboratory in Vancouver, British Columbia.

Quartz Mountain Claim - Angel's Camp

A total of 9 holes totalling 5,903 feet in length were drilled in the Angel's Camp area. In all, 171 samples were selected from the drill core for analysis.

Drill hole AC-1 intersected 105 feet of gold mineralization (from the collar of the hole to 105.0 feet) within an iron-stained heterolithic tuff which averaged 0.037 opt in gold. Within this section, two zones of higher grade mineralization associated with an area of pervasive, banded epithermal veins within the tuffs, assayed 0.123 opt over a 10.0 feet interval (from 40.0 to 50.0 feet) and 0.066 opt over a further 10 foot interval (from 60.0 to 70.0 feet) respectively. The latter zone contained an average of 0.65 opt in Ag over the same interval.

Drill hole AC-2 was drilled to a depth of 570 feet through a sequence of rhyolitic tuff and basalt with no evidence of any epithermal activity. None of the core from this hole was assayed. Drill hole AC-3 intersected 100 feet of gold mineralization (from 190.0 to 290.0 feet) within the same iron-stained tuff encountered in hole AC-1, and averaged 0.042 opt in gold. Within this section, a zone of banded epithermal veins from 222.5 to 233.5 feet (11.0 feet) averaged 0.20 opt in Au and 0.39 opt in Ag.

Drill holes AC-4, AC-5, AC-7 and AC-9 encountered only low levels of gold mineralization within a basaltic unit containing weak epithermal vein and stockwork development. One narrow section from 383.2 to 386.8 feet (3.6 feet) in hole AC-4 assayed 0.114 opt Au.

Drill hole AC-10 intersected 60 feet of gold mineralization (from 155.0 to 215.0 feet) within a rhyolitic lithic tuff which has a weighted average grade of 0.179 opt in gold. The mineralized zone is associated with a high incidence of banded epithermal veins and epithermal breccias within the lithic tuff. Within the envelope of lower grade gold mineralization, a 5.5 foot thick (from 191.5 to 197.0) sooty, clay-rich fault zone containing 50% fragments of banded, epithermal vein material assayed 1.735 opt Au and > 100 ppm Ag which disproportionately influenced the weighted average grade for the wider intersection of gold mineralization in the hole.

Drill hole AC-11 intersected 90 feet of gold mineralization (from 225.0 to 315.0) across a contact between a rhyolitic lithic tuff and a vesicular basalt which averaged 0.073 opt in gold with subordinate amounts of silver. Within this broader area, a 14.0 foot zone (from 255.0 to 269.0 feet) of banded, epithermal veins associated with adularia, averaged 0.293 opt Au and 0.336 opt Ag over the entire 14.0 feet width.

Quartz Mountain Claim - Crone Hill

Three holes (QM-727, QM-731 and QM-733) totalling 2,377.5 feet in length were drilled in the Crone Hill area. In all, 337 samples were selected from the drill core for chemical analyses: 68 samples from hole QM-727; 173 samples from hole QM-731 and 96 samples from hole QM-733. Drill hole QM-727 intersected a continuous section of gold mineralization from 195.0 to 430.0 feet (235.0 feet) in the hole within a heterolithic tuff and tuff breccia which contained a weighted average of 0.028 opt Au. Within this section, from 362.2 to 370.0 (7.8 feet) at a contact between the tuffs and a vesicular basalt, a zone of banded epithermal veins assayed 0.11 opt Au and 0.32 opt Ag. Also included in the wider section from 395.0 to 410.0 (15.0 feet) a bleached, brecciated zone averaged 0.10 opt Au with marginal values in Ag.

Drill hole QM-731 intersected several zones of gold mineralization within a heterolithic tuff and a basalt which have been liberally intruded by a network of narrow banded, epithermal veins, breccias and sulphide veinlets. From 275.0 to 315.0 (40.0 feet) a mineralized zone averaged 0.022 opt Au; from 363.5 to 410.0 (46.5 feet), a similar zone averaged 0.056 opt Au and from 429.0 to 480.0 (51.0 feet) a section containing an average of 0.032 opt Au was encountered. Within the section from 363.5 to 410.0, a higher grade zone from 368.5 to 383.0 (14.5 feet) averaged 0.105 opt Au. Only low levels of Ag are associated with these gold-bearing sections.

Drill hole QM-733 encountered a wide zone of gold mineralization from the collar of the hole to 220.0 feet (220.0 feet) within a limonitic, heterolithic tuff and a basalt. This zone averaged 0.05 opt Au with consistent low levels of Ag. Within this zone, a network of narrow, banded epithermal veins from 88.5 to 104.4 (15.9 feet) assayed 0.10 opt in gold.

Also within the wider zone, a 5.5 feet section (119.0 to 124.5) of epithermal veins at the tuff/basalt contact assayed 0.522 opt Au. An area of pervasive banded, epithermal veins was intersected in hole QM-733 from 150.0 to 170.5 (20.5 feet) which averaged 0.16 opt Au.

Quartz Mountain Claim - Quartz Butte

Six holes (QM-725, QM-726, QM-728, QM-729, QM-730 and QM-732) totalling 5,789 feet in length were drilled in the Quartz Butte area. In all, 157 samples were selected from the drill core for chemical analyses: 13 samples from hole QM-725; 50 samples from hole QM-726; 38 samples from QM-728; 1 sample from QM-729; 34 samples from QM-730 and 21 samples from hole QM-732. Drill Hole QM-725 encountered 32 feet of 0.050 opt Au. Drill hole QM-728 encountered 10 feet of 0.050 opt Au and an additional 5 feet of 0.055 opt Au. Drill Hole QM-732 encountered 80 feet of 0.040 opt Au. Drill Holes QM-726, QM-729, QM-730 encountered very low gold values.

Quartz Mountain - Geology and Mineralization

The Quartz Mountain Property contains volcanic-hosted, epithermal gold mineralization within the Basin and Range geologic province of Nevada and Oregon. Gold mineralization occurs within Late Miocene, rhyolite porphyry domes and within adjacent basaltic flows, tuffs and volcaniclastic country rocks. Disseminated, micron-size, native gold mineralization at Quartz Mountain accompanies pervasive silica flooding and quartz veining and is associated with pyrite, marcasite, and stibnite or their oxidized equivalents. The property’s location within the Basin and Range province, the presence of rhyolite domes mineralized with gold and abundant silica flooding gave our company the justification for acquiring this property.

Previous work concentrated on gold mineralization amenable to open pit mining with little or no attention given to the high grade feeder structures. Several known feeder veins exhibit quartz textures indicative of high level, low temperature mineralization suggesting significant down-dip potential for bonanza mineralization. These textures include angel wing quartz after calcite, and massive porcelainous and banded chalcedony. These feeder veins have been intersected in previous drilling with intercepts of more than 1.0 ounce per ton (opt) gold not uncommon. These high grade veins are known to occur within and adjacent to the Crone Hill and Quartz Butte Resource areas as well as in the little explored Angel Camp area.

Quartz Mountain – Proposed Work Program and Budget

To date we have expended approximately $975,000 on exploration of the Quartz Mountain Property. Reclamation of all areas disturbed during our 2004 work program has been completed. As a result of this work we have satisfied our work commitments through October 15, 2006. Consequently we do not plan any exploration of the property during 2006. In the event that we determine the Quartz Mountain Property does not merit further exploration, we will not make any further exploration expenditures. If we fail to make the exploration expenditures, the option agreement will terminate and we will lose our interest in the Quartz Mountain Property.

This review will be under the supervision of Art Ettlinger, Ph.D., P. Geo., EMC’s Chief Geologist.

Millers Property

In January 2004 we entered into a Mining Lease and Agreement with Pacific Intermountain Gold Corporation pursuant to which we leased 21 unpatented Federal lode claims located in Esmeralda County, Nevada known as the “Millers Property”. William Sheriff, one of our directors, holds a minority (10%) interest in Pacific Intermountain Gold Corporation. Under the Mining Lease and Agreement we paid an advance royalty of $5,000 and was required to complete a $20,000 work commitment by January 23, 2005. In order to maintain the lease we are required to make the following additional advance royalty payments and exploration expenditures:

Date	Advance Royalty Payment	Exploration Expenditure
January 23, 2004 (paid)	$5,000	$Nil
January 23, 2005 (paid)	7,500	$Nil
January 23, 2006	10,000	$55,000
January 23, 2007	15,000	$50,000
January 23, 2008	30,000	$70,000
January 23, 2009 and	$50,000	$100,000, until commencement of
every January 23 thereafter		commercial production

We have agreed with Pacific Intermountain Gold Corporation to carry forward its advance royalty payments and work commitments.

Pursuant to the Mining Lease and Agreement the Millers Property is subject to a sliding scale NSR royalty ranging from 2% for gold prices under $300.00/oz to 5% for gold prices in excess of $500.00/oz. Advance royalty payments are credited against the sliding scale NSR royalty. We are of the view that the arrangement with Pacific Intermountain Gold Corporation was determined through arm’s length negotiation.

While currently we have sufficient funds to make the advance royalty payments and exploration expenditures due through January 23, 2007, there is no guarantee that we will have sufficient funds to make future advance royalty payments and exploration expenditures when due. In the event that we do not have the funds available, we will either seek advances from our directors or officers, or engage in additional offerings of our stock. At present, we have no arrangements to do any of these two methods of fund raising. In the event that we determine the Millers Property does not merit further exploration, we will not make any further advance royalty payments or exploration expenditures. If we fail to make the advance royalty payments or exploration expenditures, the Mining Lease and Agreement will terminate and we will lose our interest in the Millers Property.

The Federal claims comprised in the Millers Property are registered in the name of Pacific Intermountain Gold Corporation and are described as follows:

Name	Date Recorded	BLM Serial Number	Expiry Date
AS-1 – AS-21	December 30, 2002	839526-839546	August 31, 2006

On an annual basis, each of these claims requires a rental payment of $125 to the Federal Government, payable by August 31. In the event this payment is not made in any year, we may lose title to each claim for which the rental is not paid.

Pursuant to the terms of the Mining Lease and Agreement we also agreed with Pacific Intermountain Gold Corporation that, in the event that we locate any additional unpatented mining claims within an “Area of Interest” surrounding the Millers Property, such claims will be subject to the Mining Lease and Agreement. The “Area of Interest” extends 5,280 feet from the exterior perimeter of the Millers Property.

The acquisition of the Millers Property was based partly on a review of the results of previous work carried out on the property, but mainly on an on-site visit to the property by Thomas Skimming, William Utterback, George Cole, Kathy Tureck, our former Exploration Manager and Dave Rowe, a geological consultant of our company, all of whom, collectively, concluded that the property was one that exhibited considerable exploration potential for high-grade, bonanza-type gold mineralization at depth and as a result, recommended to our management that an option to acquire the property be negotiated with the property owners. All of the preceding persons are qualified geologists with considerable exploration experience both in the state of Nevada and worldwide.

Millers Property – Location and Access

The Millers Property is located in Esmeralda County in the southwestern portion of the State of Nevada, approximately 13 miles in a straight line, west of the town of Tonopah located at the intersection of U.S. Routes 6 and 95.

Access to the property is from the town of Tonopah, west on U.S. Route 6 for a distance of 12 miles and then an additional 8.5 miles in a south-southwesterly direction over a dirt road, suitable only for a 4-wheel drive vehicle.

PROPERTY LOCATION MAP
Location of SEVEN TROUGHS PROPERTY
Location of MILLERS PROPERTY
CALIFORNIA
WASH
LASSEN
PLUMAS
SIERRA
NEVADA
PLACER
ELDORADO
ALPINE
MONO
PERSHING
CHURCHILL
LANDER
STOREY
LYON
DOUGLAS
MINERAL
ESMERALDA
Winnemucca
Lovelock
Reno
Sparks
Fernley
Fallon
CARSON CITY
Yerington
Hawthorne
Tonopah
Goldfield
Austin
Battle Mountain
Seven Troughs
Pyramid Lake
Lake Tahoe
Walker Lake
Mono Lake
THE GREAT SEAL OF THE STATE OF NEVADA
ALL FOR OUR COUNTRY
N
S
E
W
NE
NW
SE
SW

Millers Property - Climate, Local Resources and Physiography

The property is located on the eastern flank of Lone Mountain in the Weepah Hills at an elevation of approximately 6,500 feet. Vegetation consists of a variety of low profile shrubs including creosote, sage brush and a sparse distribution of grasses. The climate is classified as high arid desert which features light snow falls during the winter months that usually melt before March and is characterized by hot, dry summers.

Millers Property – Geology and History

A number of small prospects dating back to the late 1800s are found throughout the area. Dickenson-Nevada held the property in the late 1980s and conducted extensive soil sampling that identified a rather large anomalous area in excess of one mile in length. Six holes totalling 2,470 feet (753 m) were drilled ranging from 355 feet (108 m) to 505 feet (154 m) in depth. This drilling targeted mineralization in the hanging wall of the veins and as a result, only two of the holes intersected vein material. Drill hole MS-1 intersected the quartz veining at about 115 feet with a high assay of 0.03 opt; whereas drill hole MS-2 hit a 40-foot thick zone of chalcedonic veining at 160-200 feet, which ran 0.01 opt.

Our interest in the property centers on a large chalcedonic, pyrite-bearing vein that has been traced along surface for more than a mile. This vein ranges from 5 to more than 30 feet (9.1 m) in width and displays classic high level, low temperature quartz textures. Calcite veining accompanies the chalcedony locally and in select vein segments is dominant. The main vein is the largest of at least 5 parallel to sub-parallel veins occurring in a broad vein zone measuring up to 400 feet (122 m) in width. The veins cut a number of rock types including a Jurassic granite and sediments and metasediments of Cambrian age intruded by and partially covered by a variety of Tertiary rhyolitic intrusives and volcanics.

In an October 2004 sampling program performed by our company, of 56 grab samples collected to characterize the mineralization, the assays ranged from <0.005 -4.65 ppm gold and averaged 0.30 ppm from quartz-carbonate vein material exposed on the southern portion of the claims. Fluid inclusion work commissioned by our company on three vein samples resulted in confirmation of the boiling process at a maximum depth of 180 m below the paleo water table. This compares favorably with field observations of vein texture and suggests a boiling zone could be present at depths of from 300 (92 m) - 700 feet (213 m) below the surface. The boiling zone would be the preferred target for bonanza style mineralization.

This preliminary fieldwork by our personnel noted that contrary to earlier descriptions of the Millers vein, the vast majority of strike measurements varied considerably from N-S. Instead, a preliminary interpretation is the presence of multiple high-level, en-echelon epithermal veins, which individually strike from NNE-SSW to NE-SW but collectively trend along a single structural corridor that strikes N-S. The existence of multiple veins, the length of the vein zone being well in excess of 5000 feet along strike, the evidence of multiple phase Tertiary igneous activity, the lack of sustained modern exploration, along with the untested pediment potential are all positive indicators suggesting the Millers property offers excellent potential for the discovery of bonanza style epithermal gold mineralization at depth. The regional setting of Millers with respect to the Walker Lane structure, the nearby Castle-Black Rock deposit, and the Midway-Tonopah area further increase the attractiveness of this project.

The presence and continuity of the chalcedonic vein, anomalous gold assays encountered at the surface, and the applicability of a geologic model calling for a Bonanza zone associated with boiling at depth were sufficient justification for our company to acquire this property.

Millers Property – Proposed Work Program and Budget

An exploratory reverse circulation drilling program to assess the significance of the gold-bearing, epithermal quartz vein system on the property was initiated in late March 2006 and as of our yearend has not been completed. The cost of this initial drill program is estimated to be $75,000 and will be paid for out of our working capital. This amount will provide for approximately 4,000 feet of reverse circulation drilling, assaying and project management costs.

This work is under the supervision of Art Ettlinger, Ph.D., P. Geo., EMC’s Chief Geologist.

There are no known reserves on the Millers Property and any proposed program by our company is exploratory in nature. We have not conducted any exploration activities on the Millers Property prior to the ongoing drill program. Subject to obtaining sufficient financing we plan to review these mineral claims and, if warranted, undertake further exploration activities. We are presently in the exploration stage and there is no assurance that a commercially viable mineral deposit (a reserve), exists in the Millers Property until further exploration is done and a comprehensive evaluation concludes economic and legal feasibility.

Seven Troughs Property

In September 2005 we terminated our lease on the Seven Troughs Property with Newmont Capital Limited. We no longer have an interest in this property.

AG Property

In March 2003, we staked 43 lode mining claims in Humboldt County, Nevada known as the AG Property. The claims are registered in our name.

The AG mining claims are described as follows:

Name	Date Recorded	NMC Number	Expiry Date
AG 11-53	March 3, 2003	844139-844181	August 31, 2006

On an annual basis, each of these claims requires a rental payment of $125 to the Federal Government, payable by August 31. In the event this payment is not made in any year, we may lose title to each claim for which the rental is not paid.

AG Property – Location and Access

The AG Property is located approximately 32 miles northwest of the town of Orovada in Humboldt County, Nevada. The Property lies within the Bilk Creek Mountains and encompasses a small hill.

Access to the Property is from the town of Winnemucca located in northern Nevada on Interstate Route 80, north on U.S. Route 95, then northwesterly on Nevada State Route 140 to the Fort McDermott Indian Reservation, then along an unimproved dirt road running north through Sand Canyon for approximately 22 miles to the Property.

The acquisition of the AG Property was based on the results of an exploration program previously carried out by Noranda Exploration, Inc. in 1983 on ground presently encompassed by the AG Property. Thomas Skimming and William Utterback, exploration geologists, also conducted a field examination. They identified evidence of banded, epithermal, quartz-adularia veins on the property which exhibited “angel wing” textures characteristic of many of the epithermal quartz veins that have been developed as gold mines in the state of Nevada. Messrs. Skimming and Utterback have no interest in the AG Property.

There are no known reserves on the AG Property and any proposed program by our company would be exploratory in nature. We have not conducted any exploration activities on the AG property. Subject to obtaining sufficient financing we plan to review these mineral claims and, if warranted, undertake further exploration activities. We are presently in the exploration stage and there is no assurance that a commercially viable mineral deposit, a reserve, exists in the AG Property until further exploration is done and a comprehensive evaluation concludes economic and legal feasibility. However, we do not plan to undertake any specific exploration activities on the AG Property in the immediate future.

Figure 1.– Index map.

Granite hosted
quartz veins
T35N
Agate Group
R32E
Access road
Silicified
Mesozoic
rocks
Sand Canyon
LR
Nevada
Reno
N
INDIAN RESERVA
Scale 1:250000
5
0
5 Miles
Base map: Vya AMS Sheet

5

AG Property – Climate, Local Resources and Physiography

The AG Property lies at elevations ranging from 6,000 to 6,700 feet above mean sea level within a moderately rugged terrain. Agate Point, the most prominent topographic feature on the Property, has an elevation of 6728 feet above mean sea level. The climate is classified as high arid to semi-arid desert. Temperatures vary from 100 degrees Fahrenheit in the summer to –10 degrees Fahrenheit in the winter with an average precipitation of approximately 5 inches per year which is mainly in the form of snow during the winter months.

AG Property – History

During a routine field investigation in 1983 in Sand Canyon at the south end of the Bilk Creek Mountain Range, geologists of Noranda Exploration Inc. noticed a north trending structure extending to Agate Point which suggested an extensive area of silica alteration. Around 1990, Geomex Minerals Inc. acquired the AG Property and drilled two shallow holes approximately 2000 feet apart in the central area near Agate Point. One of these was collared near a granite contact. The results of their drilling are not available but it is known that they were looking for a bulk tonnage deposit.

AG Property – Geology and Mineralization

Preliminary sampling indicated anomalous gold, arsenic, antimony and mercury in brecciated and stockwork veined volcanic rocks. During the following year, geological mapping was carried out to identify the volcanic stratigraphy, structure and the distribution and type of alteration exhibited in the rocks. Geochemical sampling was done to identify areas with anomalous concentrations of precious metals and pathfinder elements. This data was examined and preliminary models were constructed. As a result of their findings, Noranda concluded that the Agate Point area has low potential for a large tonnage, economic precious metal deposit (open pit, heap leach-type of deposit) but noted the potential for a structurally controlled, high grade-type deposit in the area.

AG Property – Proposed Work Program and Budget

Although no specific work program is planned at present, it is envisioned that an initial exploration program on the AG Property will cost approximately $150,000. This amount provides for additional sampling of the vein system in the central portion of the Property together with sample analyses ($15,000), geophysical surveys and the construction of a control grid ($35,000) and approximately 5,000 feet of reverse-circulation drilling at an all inclusive cost of $20 per foot, which would include geological supervision, logging, sampling and assaying of drill samples ($100,000).

Atlas Database

On January 17, 2003 we acquired Atlas Database Corp., the owner of a natural resource exploration database developed by Atlas Minerals Inc. during the period 1982 through 1997. The majority of the information contained in the database relates to research on bulk mineable precious mineralized material in the western United States, particularly sediment hosted disseminated gold deposits and volcanic hosted disseminated hot springs gold mineralized material. Our management intends to utilize this database to further our stated business objective of locating, acquiring and exploring mineral properties.

Atlas Database Corp. was acquired pursuant to an Agreement and Plan of Merger between our company, Atlas Database Acquisition Corp., our wholly-owned subsidiary, Atlas Database Corp., Platoro West Incorporated and William M. Sheriff, a member of our board of directors. Mr. Sheriff is the sole Shareholder of Platoro West Incorporated which was, in turn, the sole shareholder of Atlas Database Corp. Pursuant to the terms of the Agreement and Plan of Merger, 6,000,000 shares of our common stock were issued to Platoro West Incorporated in exchange for all of the issued and outstanding shares of Atlas Database Corp., Atlas Database Acquisition Corp. merged with and into Atlas Database Corp. and its separate existence ceased. As a result of the foregoing, Atlas Database Corp. is now our wholly-owned subsidiary.

The purchase price for the Atlas Database of 6,000,000 shares of our common stock was determined through arm’s length negotiations between ourselves and Platoro West Incorporated. Atlas Database Corp. was formed in January, 2003 and was assigned all of Platoro West Incorporated’s right, title and interest in and to the Atlas Database in exchange for $15,000 cash. Prior to the Agreement and Plan of Merger, Platoro West Incorporated was the sole shareholder of the Atlas Database and therefore its parent company.

Platoro West Incorporated’s interest in the Atlas Database was acquired pursuant to a Bill of Sale and Letter Agreement between Platoro West Incorporated and Atlas Minerals Inc. dated June 10, 2000. The purchase price paid by Platoro West Incorporated to Atlas Minerals Inc. was $15,000 cash. As required by the Letter Agreement, we have agreed to comply with the terms thereof. Accordingly, we are required to allow Atlas Minerals Inc. access to the data contained in the Atlas Database for competitive purposes, provided that Atlas Minerals Inc. provides reasonable notice. To date, Atlas Minerals Inc. has not requested access to the data. The Letter Agreement does not provide for sales of any of the data contained in the Atlas Database by Atlas Minerals Inc. to third parties, it only requires that we grant access to the data for competitive purposes. However, it does not specifically prohibit such sales nor would we receive any portion of sales proceeds. We have not obtained a legal opinion on whether or not Atlas Minerals Inc. has the right to sell any of the data contained in the Atlas Database to third parties. However, we are of the view that such sales would be a violation of the terms of the Letter Agreement and would take steps to prevent such sales. We can give no assurance that we would be successful in this regard. Pursuant to the terms of the Letter Agreement, in the event that we sell any of the data to a third party we are required to pay Atlas Minerals Inc. 25% of the proceeds of the sale. We do not require Atlas Minerals Inc.’s consent to sell any of the data in the Atlas Database to any third party.

Pursuant to the terms of the Agreement and Plan of Merger we granted Platoro West Incorporated the option to repurchase from us the Atlas Database on an “as is, where is” basis, provided that (i) during the 365 day period prior to the exercise of the option we have not made commercial use of the Atlas Database and (ii) we have no commercially reasonable plans for use of the Atlas Database. The exercise price of the option is payment by 6,000,000 shares of our common stock. Accordingly, the option exercise price is the same as the purchase price. In the event that we sell the Atlas Database to an arm’s length third party the option granted to Platoro West Incorporated will terminate.

We are utilizing portions of the Atlas Database on an ongoing basis in support of its gold exploration efforts in Nevada, however, no specific budget is assigned to this database.

Quality Assurance and Quality Control

We endeavor to acquire and report as accurate and precise exploration results as practical on an ongoing basis. We recognize that the accurate reporting of exploration data starts at the point of acquisition and requires vigilance in oversight until reported in the public domain. In order to accomplish this, we have implemented the following Quality Assurance/Quality Control procedures for the collection of soil sediment and rock samples for geochemical analyses:

At the Exploration Site

A.	The Project geologist is responsible for the integrity of all exploration samples.

B.	Individual soil, sediment, rock chip, or drill chip samples are to be immediately placed, upon collection, into a new, clearly marked sample bag and secured from loss of material.

A laboratory sample tag, identifying sample ID only, should be placed within the sample bag for secondary identification purposes.

C.

Drill core should be placed in a new core box that is clearly labelled with project name, drill hole number and drill footages. This drill core should be split in half at the drill site or core logging facility with one half of the core placed in a clearly labelled new sample bag along with a laboratory sample tag and placed in a secure location away from public access prior to shipping. Remaining drill core must be stored either at the drill site or core storage facility in such a way that the core box integrity is guarded from weathering and the core stacked to prevent tipping or spillage.

D.	The samples, once labelled, are to be secured in a location away from public access to prevent tampering and/or loss of sample integrity.

E.	Blind duplicate samples, if required, should be bagged and labelled at the point of collection and placed with the general sample population for safe keeping.

F.

Packing and transporting of exploration samples to the laboratory should be under direct supervision of the Project Geologist and whenever possible the Project Geologist or his delegate should accompany the samples while in transport to the laboratory.

At the Laboratory

A.	All exploration samples submitted for geochemical analyses should be submitted to an ISO accredited laboratory.

B.	The laboratory should have well-documented Quality Assurance/Quality Control procedures.

C.	The laboratory should allow spot inspections of its facilities by our personnel.

D.	The laboratory should routinely provide quality control data for reference materials and duplicate samples.

E.	Quality Assurance/Quality Control procedures are dynamic and ever evolving. The laboratory should be continually striving to improve and update these methods and show evidence of this through updates to their posted procedures and level of ISO certification on a continuing basis.

Check Assaying

A.	We should design a check assaying procedure prior to initiation of any sampling program. Such programs may or may not be unique to each property and commodity.

B.	For practical purposes, a primary laboratory should be designated that processes all exploration samples from a specific project.

C.

Whenever practical, blind duplicate samples should be collected at the sample site and submitted to the primary laboratory on a regular basis to be determined by the Qualified Person, as defined by NI 43-101.

D.	Once geochemical analyses or assays are received, the Qualified Person and Project Geologist should select appropriate samples for check assaying at a secondary laboratory.

The frequency of such sampling to be determined by the Qualified Person and Project Geologist. Our personnel should recover sample pulps from the primary lab and supervise their transfer to the secondary lab for processing.

E.	In the case of high-grade precious metal assays received from the primary lab, the Project Geologist should direct the primary lab to perform metallic screen assays on coarse rejects from that sample.

National Instrument 43-101 Disclosure

All resource estimates contained herein, while considered to be reliable and relevant, do not use categories as defined in NI 43–101. All resource estimates are based on prior data and reports obtained and prepared by previous operators, and the reader is cautioned that none of the calculations conform to NI 43-101 requirements for reporting reserves and resources. We have not done the work necessary to verify the classification of the mineral resource estimates. We are not treating the mineral resource estimates as a NI 43-101 defined resource verified by a qualified person. As such, the historical estimates should not be relied upon. All of our properties will require considerable further evaluation, which our management and consultants intend to carry out in due course.

Exploration Facilities

We have no plans to construct a mill or smelter on any of our mineral claims until an ore body of reasonable worth is found (which may be never).

While in the exploration phase, our crews will be living in the towns nearby our mineral properties to avoid building any permanent facilities.

Other Material Mineral Properties

Other than the foregoing (and other than any additional mineral properties which we have acquired by staking but have not yet developed exploration plans for) we have not acquired any other significant mineral properties. We plan to continue to seek other significant mineral properties during the next year so as to diversify our holdings. Any mineral property acquisitions may involve the issuance of substantial blocks of our shares.

Employees and Consultants

As at August 1, 2006, we did not have any employees either part time or full time.

Paul Matysek, our sole officer, devotes substantially all of his time to the operation of our business and that of our parent, Energy Metals Corporation pursuant to a consulting arrangement with Energy Metals Corporation. Our other directors serve on an “as needed” basis.

We are not party to any employment contracts or collective bargaining agreements. Our management is of the view that the western United States has a relatively large pool of people experienced in exploration of mineral properties; being mainly geologists and mining consultants. In addition, there is no lack of people who have experience in working on mineral properties either as laborers or prospectors. As a result, we intend to use independent workers and consultants on a part-time basis.

Competition

In the United States there are numerous mining and exploration companies, both big and small. All of these mining companies are seeking properties of merit and availability of funds. We will have to compete against such companies to acquire the funds to develop our mineral claims. The availability of funds for exploration is sometimes limited and we may find it difficult to compete with larger and more well-known companies for capital. Even though we have the right to the minerals on our claims there is no guarantee we will be able to raise sufficient funds in the future to maintain our mineral claims in good standing. Therefore, if we do not have sufficient funds for exploration our claims might lapse and be staked by other mining interests. We might be forced to seek a joint venture partner to assist in the exploration of our mineral claims. In this case, there is the possibility that we might not be able to pay our proportionate share of the exploration costs and might be diluted to an insignificant carried interest.

Even when a commercial viable ore body is discovered, there is no guarantee competition in refining the ore will not exist. Other companies may have long term contracts with refining companies thereby inhibiting our ability to process our ore and eventually market it. At this point in time we do not have any contractual agreements to refine any potential ore we might discover on our mineral claims.

The exploration business is highly competitive and highly fragmented, dominated by both large and small mining companies. Success will largely be dependent on our ability to attract talent from the mining field. There is no assurance that our mineral expansion plans will be realized.

Government Regulation and Environmental Concerns

We are committed to complying and, to our knowledge, are in compliance with all governmental and environmental regulations. Permits from a variety of regulatory authorities are required for many aspects of mine operation and reclamation. We cannot predict the extent to which future legislation and regulation could cause additional expense, capital expenditures, restrictions, and delays in the exploration of our properties.

Our activities are not only subject to extensive federal, state and local regulations controlling the mining of and exploration for mineral properties, but also the possible effects of such activities upon the environment. Future legislation and regulations could cause additional expense, capital expenditures, restrictions and delays in the exploration of our properties, the extent of which cannot be predicted. Permits may also be required from a variety of regulatory authorities for many aspects of mine operation and reclamation. In the context of environmental permitting, including the approval of reclamation plans, we must comply with known standards, existing laws and regulations that may entail greater or lesser costs and delays depending on the nature of the activity to be permitted and how stringently the regulations are implemented by the permitting authority. We are not presently aware of any specific material environmental constraint affecting our properties that would preclude the economic development or operation of any specific property.

It is reasonable to expect that compliance with environmental regulations will increase our costs. Such compliance may include feasibility studies on the surface impact of our proposed exploration operations; costs associated with minimizing surface impact; water treatment and protection; reclamation activities, including rehabilitation of various sites; on-going efforts at alleviating the mining impact on wildlife; and permits or bonds as may be required to ensure our compliance with applicable regulations. It is possible that the costs and delays associated with such compliance could become so prohibitive that we may decide not to proceed with exploration on any of our mineral properties.

We are prepared to engage professionals, if necessary, to ensure regulatory compliance but in the near term expect our activities to require minimal regulatory oversight. If we expand the scope of our activities in the future it is reasonable to expect expenditures on compliance to rise.

Subsidiaries

We have one wholly-owned subsidiary, Atlas Database Corp., a Delaware corporation through which we hold our interest in the Atlas Database.

Patents and Trademarks

We do not own, either legally or beneficially, any patent or trademark.

Risks Related To Our Financial Condition And Business Model

If we do not obtain financing when needed, our business will fail.

Our current operating funds will cover our current exploration programs on our mineral properties. However, in order for us to perform any further exploration or extensive testing we will need to obtain additional financing. In addition, we may decide to reallocate our resources as between our mineral properties or we may acquire additional properties which we consider to have greater geological merit than our current properties and we may decide to reallocate our resources to such properties. As of July 27, 2005, we had cash in the amount of approximately $5.7 million. We currently do not have any income. Our business plan calls for significant expenses in connection with the exploration of our mineral claims. We will also require additional financing if the costs of the exploration of our mineral claims are greater than anticipated. We will require additional financing to sustain our business operations if we are not successful in earning revenues once exploration is complete. If our exploration programs are successful in discovering ore of commercial tonnage and grade, we will require additional funds in order to place our mineral claims into commercial production. We currently do not have any arrangements for additional financing and we may not be able to obtain financing when required. Obtaining additional financing would be subject to a number of factors, including the market prices for minerals and the costs of exploring for or mining these materials. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

Because we have not commenced business operations, we face a high risk of business failure due to our inability to predict the success of our business.

We have just begun the initial stages of exploration of our mineral claims, and thus have no way to evaluate the likelihood that we will be able to operate the business successfully. We were incorporated on May 5, 1999 and to date have been involved primarily in organizational activities and the acquisition of our mineral claims. We have not earned any revenues as of the date of this report.

Because of the unique difficulties and uncertainties inherent in mineral exploration business, we face a high risk of business failure.

Potential investors should be aware of the difficulties normally encountered by mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates.

Because we anticipate our operating expenses will increase prior to our earning revenues, we may never achieve profitability.

Prior to completion of our exploration stage, we anticipate that we will incur increased operating expenses without realizing any revenues. We therefore expect to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from the exploration of our mineral claims and the production of minerals thereon, if any, we will not be able to earn profits or continue operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we may not be able to generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

Because of the speculative nature of exploration of mineral claims, there is substantial risk that no commercially exploitable minerals will be found and this business will fail.

The search for valuable minerals as a business is extremely risky. Our mineral claims may not contain commercially exploitable deposits of gold and silver. Exploration for minerals is a speculative venture necessarily involving substantial risk. The expenditures to be made by us in the exploration of our mineral claims may not result in the discovery of commercial quantities of ore. Problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. In such a case, we would be unable to complete our business plan.

Because of the inherent dangers involved in mineral exploration, there is a risk that we may incur liability or damages as we conduct our business.

The search for valuable minerals involves numerous hazards. As a result, we may become subject to liability for such hazards, including pollution, cave-ins and other hazards against which we cannot insure or against which we may elect not to insure. The payment of such liabilities may have a material adverse effect on our financial position.

Risks Related To Legal Uncertainty

As we undertake exploration of our mineral claims, we will be subject to compliance with government regulation that may increase the anticipated cost of our exploration program. There are several governmental regulations that materially restrict mineral exploration or exploitation. We will be subject to local mining laws as we carry out our exploration program. We may be required to obtain work permits, post bonds and perform remediation work for any physical disturbance to the land in order to comply with these regulations. While our planned exploration programs budget for regulatory compliance, there is a risk that new regulations could increase our costs of doing business and prevent us from carrying out our exploration program.

ITEM 2. DESCRIPTION OF PROPERTY

Our corporate offices are located at Suite 1238 -- 200 Granville Street, Vancouver British Columbia V6C 1S4. At the present time, these offices are provided to us by our parent company, Energy Metals Corporation, without charge. Other than the Atlas Database and the mineral properties discussed under the heading “Our Business” we do not have any material assets and, as such, we do not own any real or personal property.

ITEM 3. LEGAL PROCEEDINGS

We are not currently a party to any legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

On June 27, 2006 the Company held a Special Meeting of Stockholders to approve the business combination with Energy Metals Corporation. Information is incorporated by reference from the Company’s Schedule 14A Definitive Proxy Statement dated June 14, 2006. 26,429,343 votes were cast at the Meeting, 26,418,043 votes for, 1,300 votes against and 10,000 votes abstaining. Accordingly, the resolutions approving the business combination with Energy Metals Corporation were carried.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

On November 24, 2003 we were approved for listing on the Over-the-Counter Bulletin Board under the symbol “QCYR”. On July 7, 2004 we changed our name to “Quincy Gold Corp” and were issued a new symbol, “QCYG”. On May 16, 2005 we changed our name to “Quincy Energy Corp. and were issued a new symbol, “QCYE”. On October 6, 2004 the shares of our common stock were approved for listing on the TSX Venture Exchange under the symbol “QGO”, which was changed to “QUI” in connection with our change of name on May 16, 2005. On July 11, 2006 our common stock was delisted from the TSX Venture Exchange and quotation of our common stock on the Over-the-Counter Bulletin Board ceased.

As of August 1, 2006 we had 51,962,997 shares of our common stock outstanding, which shares were held by one shareholder, Energy Metals Corporation. On July 7, 2006, the last day on which our stock traded, our common stock closed on the Over-the-Counter Bulletin Board at $1.011 per share.

The following table sets forth the range of high and low closing bid quotations for our common stock since our common stock was listed on the Over-the-Counter Bulletin Board. The quotations represent inter-dealer prices without retail markup, markdown or commission, and may not necessarily represent actual transactions.

Three Month Period	High	Low
Ended
January 31, 2004	$0.90	$0.39
April 30, 2004	$0.86	$0.53
July 31, 2004	$0.60	$0.37
October 31, 2004	$0.57	$0.33
January 31, 2005	$0.85	$0.30
April 30, 2005	$0.78	$0.39
July 31, 2005	$0.63	$0.35
October 31, 2005	$0.75	$0.45
January 31, 2006	$0.80	$0.42
April 30, 2006	$1.48	$0.61

The Securities Exchange Commission has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, deliver a standardized risk disclosure document prepared by the Commission, which: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of Securities' laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form as the Commission shall require by rule or regulation. The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer: (a) with bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitably statement.

These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our stock if it becomes subject to these penny stock rules. Therefore, if our common stock becomes subject to the penny stock rules, stockholders may have difficulty selling those securities.

Recent Sales of Unregistered Securities

In the past year the Registrant has sold the following securities which were not registered under the Securities Act, other than sales of securities previously reported on in Form 10-QSB or Form 8-K filings made by the Registrant.

•
On April 3, 2006 we issued 20,000 shares of our common stock on the exercise of previously issued share purchase warrants at a price of CDN $0.65 per share. These securities were issued in reliance upon the exemption from registration provided by Regulation S as the purchaser was not a U.S. Person as that term is defined in Regulation S.

•
On April 10, 2006 we issued 10,000 shares of our common stock on the exercise of previously issued share purchase warrants at a price of CDN $0.65 per share. These securities were issued in reliance upon the exemption from registration provided by Regulation S as the purchaser was not a U.S. Person as that term is defined in Regulation S.

•
On May 2, 2006 we issued 125,000 shares of our common stock on the exercise of previously issued share purchase warrants at a price of CDN $0.65 per share and 110,000 shares of our common stock on the exercise of previously issued share purchase warrants at a price of CDN $1.10 per share. These securities were issued in reliance upon the exemption from registration provided by Regulation S as the purchaser was not a U.S. Person as that term is defined in Regulation S.

•	On May 8, 2006 we issued 550,000 shares of our common stock on the exercise of previously issued share purchase warrants at a price of CDN $0.65 per share. These securities were issued in reliance upon the exemption from registration provided by Regulation S as the purchaser was not a U.S. Person as that term is defined in Regulation S.

•

On May 17, 2006 we issued 10,000 shares of our common stock on the exercise of previously issued share purchase warrants at a price of CDN $0.65 per share. These securities were issued in reliance upon the exemption from registration provided by Regulation S as the purchaser was not a U.S. Person as that term is defined in Regulation S.

•

On June 6, 2006 we issued 75,000 shares of our common stock on the exercise of previously issued share purchase warrants at a price of CDN $0.65 per share. These securities were issued in reliance upon the exemption from registration provided by Regulation S as the purchaser was not a U.S. Person as that term is defined in Regulation S.

•

On June 13, 2006 we issued 400,000 shares of our common stock to NZ Uranium LLC pursuant to the terms of an option agreement dated May 12, 2005 between ourselves and NZ Uranium LLC as previously reporting by the Company in its Current Report on Form 8-K dated May 16, 2005. These shares are being held in trust by NZ Uranium LLC’s counsel pending resolution of certain outstanding title and other matters. These securities were issued in reliance upon the exemption from registration provided by s. 4(2) of the Securities Act.

•

On June 19, 2006 we issued 275,000 shares of our common stock on the exercise of previously issued share purchase warrants at a price of CDN $0.65 per share. These securities were issued in reliance upon the exemption from registration provided by s. 4(2) of the Securities Act.

•

On June 21, 2006 we issued 666,667 shares of our common stock on the exercise of previously issued share purchase warrants at a price of CDN $0.65 per share. These securities were issued in reliance upon the exemption from registration provided by Regulation S as the purchaser was not a U.S. Person as that term is defined in Regulation S.

•

On June 26, 2006 we issued 12,500 shares of our common stock on the exercise of previously issued share purchase warrants at a price of CDN $0.65 per share. These securities were issued in reliance upon the exemption from registration provided by Regulation S as the purchaser was not a U.S. Person as that term is defined in Regulation S.

Dividends

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1. We would not be able to pay our debts as they become due in the usual course of business; or

2. Our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have never declared or paid any cash dividends on our common stock. We currently intend to retain future earnings, if any, to finance the expansion of our business. As a result, we do not anticipate paying any cash dividends in the foreseeable future.

Equity Compensation Plan Information

The following table sets forth the information regarding our equity compensation plans as at the end of our most recently completed fiscal year:

Plan category	Number of securities to be issued	Weighted average exercise	Number of securities
	upon exercise of outstanding	price of	remaining available
	options, warrants and rights	outstanding options,	for future issuance
warrants and rights

	(a)	(b)	(c)
Equity compensation plans	3,650,000	$0.45	1,205,883
approved by security holders

Equity compensation plans	Nil	N/A	Nil
not approved by
security holders
Total	3,650,000		1,205,883

See “Employee Stock Incentive Plan” above for a description of the material terms of our equity compensation plan.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis explains the major factors affecting our financial condition. The following discussion of our financial condition and plan of operation should be read along with the financial statements and notes to the financial statements included elsewhere in this annual report.

We are a start-up, exploration stage company and have not yet generated or realized any revenues from our business operations. We must raise cash in order to implement our plan and stay in business.

Our continued existence and plans for future growth depend on our ability to obtain the capital necessary to operate, through the generation of revenue and the issuance of additional debt or equity. While we believe that we have sufficient resources to continue in business until at least April 30, 2007, we may not be able to continue in business beyond that date unless we obtain additional capital to pay our bills. Our management has not made a commitment of financial support to meet future obligations and we have not generated any revenues and no revenues are anticipated unless and until mineralized material is discovered on the properties that we have an interest in. Accordingly we must raise cash from other than the sale of mineralized materials. We will be conducting research in connection with the exploration of our properties. We are not planning to buy or sell any plant or significant equipment.

Plan of Operation

Our business plan is to proceed with the exploration of our mineral properties to determine whether there are commercially exploitable reserves of uranium, gold, silver or other metals. We are planning to focus our efforts for the 2006-2007 fiscal year on our prospective uranium properties located in Oregon, New Mexico and Ontario, Canada.

The bulk of our uranium properties require compilation of historic data and recalculation of mineral resources to modern standards. Over the next twelve months we will be compiling the available data for each of our uranium properties. We are also currently completing a geological report and a new resource calculation for the Hosta Butte and Crownpoint properties.

We recently completed a drilling programs on our Arizona Strip Breccia Property located in Coconino County, Arizona and on our Lantern Property in Pershing County, Nevada.

We initiated a limited reverse circulation drilling program on our Miller Property in Nevada this spring. It is anticipated that approximately 4,000 feet will be drilled along vein targets.

During the quarter we also completed a National Instrument 43-101 compliant technical report on the Section 24 portion of our Crownpoint Property located in McKinley County, New Mexico.

As at the date of this annual report we have sufficient funds to complete the work outlined above. However, to further advance our uranium resources for categorization at lower levels of risk additional drilling will be needed on at least some of the properties. We will be in a position to perform this drilling, if needed, during the second half of 2006 at the earliest. It is likely we will require more financing for these additional work programs. We have made no arrangements for any such financing and there is no guarantee that such financing will be available.

There are no known commercially viable mineral deposits on any of our mineral properties and any proposed program by us is exploratory in nature. We have not conducted any advanced exploration activities on our mineral properties. We are presently in the exploration stage and there is no assurance that a commercially viable mineral deposit, a reserve, exists in any of our properties until further exploration is done and a comprehensive evaluation concludes economic and legal feasibility.

Results of Operations – Fiscal Year ended April 30, 2006

We did not earn any revenues during the fiscal year ended April 30, 2006. We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

We have incurred operating expenses in the amount of $12,247,410 for the period from inception on May 5, 1999 to April 30, 2006. These operating expenses included: (a) exploration costs of $8,392,861; (b) consulting fees of $1,564,198; (c) professional fees of $624,228; (d) shareholder communication costs of $511,423; (e) administrative expenses of $988,111; (f) stock-based compensation expense of $568,700; (g) foreign exchange gain of $422,111, and (h) financing costs of $20,000.00

We incurred a loss in the amount of $12,107,060 for the period from inception on May 5, 1999 to April 30, 2006. For the fiscal year ended April 30, 2006 only, we incurred a loss of $7,467,984. Our loss for this fiscal year was attributable to exploration costs ($6,298,056), consulting fees ($635,524), professional fees ($303,977), shareholder communication costs ($112,277), administrative expenses ($478,869), stock-based compensation expense ($355,675) and foreign exchange gain $600,938.

Liquidity and Capital Resources

There is limited historical financial information about our company upon which to base an evaluation of our performance. We are an exploration stage company and have not generated any revenues from operations.

Our continued existence and plans for future growth depend on our ability to obtain the capital necessary to operate, through the generation of revenue and the issuance of additional debt or equity. We will need to raise additional capital to fund normal operating costs and exploration efforts. If we are not able to generate sufficient revenues and cash flows or obtain additional or alternative funding, we will be unable to continue as a going concern.

At April 30, 2006 we had cash and cash equivalents of $4,605,922 and working capital of $4,530,830. We believe that we currently have sufficient working capital to pay our administrative and general operating expenses through April 30, 2007 and to complete the exploration work programs outlined for the coming year exclusive of further reserve definition drilling.

We will need to obtain additional funds (presumably through equity offerings and/or debt borrowing) in order, if warranted, to fund our general and administrative expenses beyond April 2007, to make the future lease payments required on mineral properties and to conduct additional exploration programs thereon. Failure to obtain such additional financing will result in the loss by us of our interests in our mineral properties. Other than as stated above, we have no agreements or understandings with any person for additional financing.

None of our properties has commenced commercial production and we have no history of earnings or cash flow from our operations. While we may attempt to generate additional working capital through the operation, development, sale or possible joint venture development of our properties, there is no assurance that any such activity will generate funds that will be available for operations.

We have not declared or paid dividends on our shares since incorporation and do not anticipate doing so in the foreseeable future.

New Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 141 "Business Combinations" which supersedes APB Opinion No. 16 "Business Combinations" and FASB Statement No. 38 "Accounting for Preacquisition Contingencies of Purchased Enterprises." The provisions of this statement require that all business combinations be accounted for using "purchase accounting" and it disallows the use of "pooling of interests" as previously allowed under APB Opinion No. 16 and FASB Statement No. 38. This statement is effective for all business combinations subsequent to June 30, 2001. The adoption of this statement did not have a material effect on our financial statements.

Also in June 2001, the FASB issued SFAS No. 142 "Goodwill and Other Intangible Assets," which supersedes APB Opinion No. 17 "Intangible Assets." The provisions of this statement changes the unit of account for goodwill and takes a very different approach to how goodwill and other intangible assets are accounted for subsequent to their initial recognition. Because goodwill and some intangible assets will no longer be amortized, the reported amounts of goodwill and intangible assets, as well as total assets, will not decrease at the same time and in the same manner as under previous standards. This statement is effective for all fiscal years beginning subsequent to December 15, 2001. The adoption of this statement did not have a material effect on our financial statements.

In August 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations," which amends SFAS No. 19, and establishes a uniform methodology for accounting for estimated reclamation and abandonment costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The statement is required to be adopted by January 1, 2003, at which time we will record the estimated present value of reclamation liabilities and increase the carrying value of related assets. Subsequently, reclamation costs will be allocated to expense over the life of the related assets and will be adjusted for changes resulting from the passage of time and changes to either the timing or amount of the original present value estimate underlying the obligation. Currently we are in the process of quantifying the effect the adoption of this statement will have on our consolidated financial statements.

The FASB also issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. It supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. It also amends APB No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The provisions of this Statement generally are to be applied prospectively. The adoption of this statement did not have a material effect on our financial statements.

In December, 2004, the FASB issued SFAS No. 123 (revised), Share-Based Payment, which supercedes APB No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. Under SFAS No. 123 (revised), all share-based payments would be treated as other forms of compensation by recognizing the costs, generally measured as the fair value at the date of grant, in the income statement. The Company adopted SFAS No. 123 (revised) for its fiscal year beginning May 1, 2004.

Forward Looking Statements

Many statements made in this report are forward-looking statements that are not based on historical facts. Because these forward-looking statements involve risks and uncertainties, there are a number of factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements. The forward-looking statements made in this report relate only to events as of the date on which the statements are made.

ITEM 7. FINANCIAL STATEMENTS

Auditors' Report for the year ended April 30, 2006	F-2

Consolidated Balance Sheet as at April 30, 2006	F-3

Consolidated Statements of Operations for the two years ended April 30, 2006 and 2005 and for the period from inception on May 5, 1999 to April 30, 2006	F-4

Consolidated Statements of Stockholders' Equity for the period from inception on May 5, 1999 to April 30, 2006	F-5

Consolidated Statements of Cash Flows for the two years ended April 30, 2006 and 2005 and for the period from inception on May 5, 1999 to April 30, 2006	F-6

Notes to Financial Statements	F-8

Quincy Energy Corp.
(formerly Quincy Resources Inc.)
and Subsidiary
(an Exploration Stage Company)

Consolidated
Financial Statements

Year Ended April 30, 2006

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Quincy Energy Corp.
(formerly Quincy Resources Inc.) and Subsidiary
(an Exploration Stage Company)

We have audited the consolidated balance sheets of Quincy Energy Corp. (formerly Quincy Resources Inc.) and Subsidiary (an Exploration Stage Company) as at April 30, 2006 and 2005 and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years ended April 30, 2006 and 2005 and the cumulative amounts from inception on May 5, 1999 through April 30, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The related consolidated statements of operations, changes in stockholders’ equity, and cash flows from inception of the exploration stage on May 5, 1999 through April 30, 2004 were audited by other auditors whose report dated August 7, 2004 expressed an unqualified opinion. Our opinion on the statements of operations, changes in stockholders’ equity and cash flows from inception of the exploration stage through April 30, 2006, insofar as it relates to amounts for prior periods through April 30, 2004, is solely based on the reports of other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Quincy Energy Corp. (formerly Quincy Resources Inc.) and Subsidiary (an Exploration Stage Company) as at April 30, 2006 and 2005 and the results of its operations and its cash flows for the periods indicated above in accordance with accounting principles generally accepted in the United States of America.

      signed “parker simone LLP”

June 21, 2006

Mississauga, Ontario, Canada

Quincy Energy Corp.
(formerly Quincy Resources Inc.) and Subsidiary
(an Exploration Stage Company)

Audited Consolidated Balance Sheets

As at April 30,	2006	2005

Assets
Current Assets
Cash and cash equivalents	$ 4,605,992	$ 6,644,026
GST Recoverable	61,963	-
Prepaid expense	8,535	-
	4,676,490	6,644,026
Other Assets
Advance	-	100,000
Database, net of amortization (Note 2)	7,312	8,812
Reclamation bonds (Note 3)	59,422	104,142
	66,734	212,954
	$ 4,743,224	$ 6,856,980
Liabilities
Current Liabilities
Accounts payable and accrued liabilities	$ 145,660	$ 301,482

Stockholders’ Equity
Common stock (Note 5)	48,559	40,231
Capital in excess of par value	13,596,873	8,087,318
Contributed surplus	3,059,192	3,067,025
Deficit accumulated during the exploration stage	(12,107,060)	(4,639,076)
	4,597,564	6,555,498
	$ 4,743,224	$ 6,856,980

See accompanying notes to Consolidated Financial Statements

Quincy Energy Corp.
(formerly Quincy Resources Inc.) and Subsidiary
(an Exploration Stage Company)

Audited Consolidated Statements of Operations

Years Ended April 30,			Since inception
			on May 5, 1999
	2006	2005	to April 30, 2006
Operating Expenses
Exploration	$6,298,056	$1,707,612	$8,392,861
Consulting	635,524	580,449	1,564,198
Shareholder information	112,277	285,632	511,423
Administrative	478,869	303,964	988,111
Stock-based compensation	355,675	213,025	568,700
Foreign exchange loss (gain)	(600,938)	178,082	(422,111)
Professional fees	303,977	172,214	624,228
Financing costs	-	-	20,000
Loss before other items	$7,583,440	$3,440,978	$12,247,410
Interest income	115,456	24,894	140,350
Net loss	$7,467,984	$3,416,084	$12,107,060

Loss Per Common Share - Basic	$0.17	$0.13
and Diluted

Weighted Average Number of Shares	43,411,343	27,158,392

See accompanying notes to Consolidated Financial Statements

Quincy Energy Corp.
(formerly Quincy Resources Inc.) and Subsidiary
(an Exploration Stage Company)

Consolidated Statement of Changes in Stockholders’ Equity

	Common Stock
			Capital in		Accumulated
			Excess	Contributed	Deficit During the
	Shares	Amount	of Par Value	Surplus	Exploration Stage
Balance May 5, 1999 (date of inception)
Issuance of common stock for cash at
$0.001- June 17, 1999	4,000,000	$4,000	$-	$-	$-
Issuance of common stock for cash
at $0.001 - July 26, 1999	6,000,000	6,000	-	-	-
Issuance of common stock for cash
at $0.10 - August 15, 1999	26,500	27	2,623	-	-
Contributions to capital - expenses- related
parties	-	-	10,800	-	-
Net operating loss for the period
May 5, 1999 to April 30, 2000	-	-	-	-	(24,058)
Contributions to capital - expenses
- related parties	-	-	10,800	-	-
Net operating loss for the year
ended April 30, 2001	-	-	-	-	(17,862)
Contribution to capital - expenses - related
parties	-	-	10,800	-	-
Net operating loss for the year
ended April 30, 2002	-	-	-	-	(22,906)
Issuance of common stock for cash at $0.15 -
November 2002 & January 2003	533,333	533	79,468	-	-
Issuance of common stock for purchase of
subsidiary	6,000,000	6,000	5,092	-	-
Issuance of common stock for cash
at $0.25 - April 2003	195,250	195	48,618	-	-
Issuance of common stock for payment
of debt - at $0.25 - April 10, 2003	148,000	148	36,852	-	-
Contribution to capital - expenses
- related parties	-	-	6,000	-	-

Net operating loss for the year
ended April 30, 2003	-	-	-	-	(115,984)
Issuance of common stock for cash
at $0.25 - 2003/2004	2,573,587	2,574	640,822	-	-
Issuance of common stock for property
payment at $0.25	50,000	50	12,450	-	-
Issuance of common stock for cash
$0.70 - March 2004	3,100,000	3,100	2,166,900	-	-
Net operating loss for the year
ended April 30, 2004	-	-	-	-	(1,042,182)

Balance at April 30, 2004	22,626,670	$22,627	$3,031,225	$-	$(1,222,992)

See accompanying notes to Consolidated Financial Statements

Quincy Energy Corp.
(formerly Quincy Resources Inc.) and Subsidiary
(an Exploration Stage Company)

Consolidated Statement of Changes in Stockholders’ Equity

					Accumulated
	Common Stock				Deficit
			Capital in		During the
	Shares	Amount	Excess	Contributed	Exploration
			of Par Value	Surplus	Stage
Balance at April 30, 2004	22,626,670	$22,627	$3,031,225	$-	$(1,222,992)

Issuance of common stock
for property payment at $0.40	50,000	50	19,950	-	-

Issuance of common stock
for cash at $0.37 - December 2004	11,116,666	11,116	4,065,421	-	-

Fair value assigned to
unexercised warrants	-	-	(2,701,000)	2,701,000	-

Issuance of common stock
for property payment at $0.56, being the
market value at time of issue	50,000	50	27,950	-	-

Issuance of common stock
for property payment at $0.45, being the
market value at time of issue	125,000	125	55,875	-	-

Issuance of common stock
for property payment at $0.57, being the
market value at time of issue	200,000	200	113,400	-	-

Issuance of common stock
on exercise of stock options at $0.25	181,250	181	45,130	-	-

Issuance of common stock
for cash at $0.69 - April, 2005	5,881,411	5,882	4,076,464	-	-

Cost of share issuances
on private placements	-	-	(647,097)	153,000	-

Fair value assigned to stock
options granted	-	-	-	213,025	-

Net operating loss
for the year ended April 30, 2005	-	-	-	-	(3,416,084)

Balance at April 30, 2005	40,230,997	$40,231	$8,087,318	$3,067,025	$(4,639,076)
Issuance of common stock
for property payment at $0.43, being the
market value at time of issue	1,000,000	1,000	429,000	-	-

Fair value assigned to stock
options granted	-	-	-	355,673	-

Issuance of common stock for cash on
exercise of stock option $0.30	62,500	62	18,689	-	-

Issuance of common stock for cash on
exercise of warrants at $0.36	387,833	388	149,140	-	-

See accompanying notes to Consolidated Financial Statements

Quincy Energy Corp.
(formerly Quincy Resources Inc.) and Subsidiary
(an Exploration Stage Company)

Consolidated Statement of Changes in Stockholders’ Equity

	Common Stock				Accumulated
			Capital in		Deficit During
	Shares	Amount	Excess	Contributed	the Exploration
			of Par Value	Surplus	Stage
Issuance of common stock for cash on
exercise of non-plan stock option at $0.40	375,000	375	149,625	-	-

Issuance of common stock for property
payment at $0.57, being the market value at
time of issue	40,000	40	22,603	-	-

Issuance of common stock
for property payment at $0.70, being the				-	-
market value at time of issue	6,000,000	6,000	4,191,000

Issuance of common stock					-
for property payment at $0.745, being the				-
market value at time of issue	100,000	100	74,453

Issuance of common stock for cash on				-	-
exercise of stock option $0.25	295,000	295	73,455

Issuance of common stock for cash on
exercise of warrants, Cdn $0.65	67,500	68	38,084		-

Fair value assigned to warrants exercised	-	-	175,756	(175,756)	-

Fair value assigned to options exercised	-	-	187,750	(187,750)	-

Net operating loss
for the year ended April 30, 2006	-	-	-	-	(7,467,984)

Balance at April 30, 2006	48,558,830	$48,559	$13,596,873	$3,059,192	$(12,107,060)

See accompanying notes to Consolidated Financial Statements

Quincy Energy Corp.
(formerly Quincy Resources Inc.) and Subsidiary
(an Exploration Stage Company)

Consolidated Statements of Cash Flows

Years Ended April 30,
			Since inception
	2006	2005	May 5, 1999 to April 30, 2006
Operating Activities
Net loss	$(7,467,984)	$(3,416,084)	$(12,107,060)
Adjustments to reconcile net loss to cash flow used
by operating activities:
Stock-based compensation	355,675	213,025	568,700
Issuance of Common Stock for
exploration expenses	4,724,196	217,600	4,954,296
Amortization	1,500	1,500	4,994
Net change in non-cash operating capital
working capital items:
Accounts payable and accrued liabilities	(155,820)	155,610	182,682

GST Recoverable	(61,963)	-	(61,963)
Prepaid expense	(8,535)	-	(8,535)
Deposit	-	2,475	-
Capital contributions - related
party expenses	-	-	38,400
Reclamation bonds	44,720	(104,142)	(59,422)
Cash flows used in operating activities	(2,568,211)	(2,930,016)	(6,487,908)
Financing Activities
Proceeds from issuance of common stock	430,177	8,204,194	11,589,231
Cost of share issuances	-	(494,097)	(494,097)
Cash flows provided by financing activities	430,177	7,710,097	11,095,134
Investing Activities
Additions to database	-	(1,214)	(1,214)
Advance	100,000	(100,000)	-
Cash flows provided (used) in investing activities	100,000	(101,214)	(1,214)
Increase (decrease) in Cash and cash equivalents	(2,038,034)	4,678,867	4,605,992
Cash and cash equivalents			-
at beginning of period	6,644,026	1,965,159
Cash and cash equivalents
at End of Period	4,605,992	6,644,026	4,605,992

See accompanying notes to Consolidated Financial Statements

Quincy Energy Corp.
(formerly Quincy Resources Inc.) and Subsidiary
(an Exploration Stage Company)

Notes to Consolidated Financial Statements
Year Ended April 30, 2006

General

Quincy Energy Corp. (Quincy or the Company) was incorporated under the laws of the State of Nevada on May 5, 1999 under the name “Quincy Resources Inc.” On July 7, 2004 the name was changed to “Quincy Gold Corp.” On May 16, 2005, the name was changed to Quincy Energy Corp. Its principal business activity is mineral exploration, operating primarily in the United States and Ontario, Canada.

The Company was organized for the purpose of acquiring and developing mineral properties. The Company has not established the existence of a commercially mineable ore deposit and therefore is considered to be in the exploration stage.

1.	Summary of Significant Accounting Policies

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary Atlas Database Corp.

Foreign Exchange

The reporting and functional currency of the Company is the US dollar. Certain assets and liabilities are denominated in foreign currencies. Exchange gains and losses arising from the translation of these assets and liabilities are included in the Statement of Operations.

Loss Per Share

Basic loss per share is computed based on the weighted average number of shares outstanding. Diluted loss per share is computed using the weighted average number of common shares and common equivalent shares outstanding as if shares had been issued on the exercise of any common share rights. Diluted loss per share has not been presented as the factors referred to above are anti-dilutive.

Cash and Cash Equivalents

Cash and cash equivalents consist of interest bearing deposits with maturities less than 90 days or with maturities over 90 days, which are callable without penalty at Quincy’s option and are carried at the lower of cost or market value.

Income Taxes

The Company utilizes the liability method of accounting for income taxes. Under the liability method deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax bases of the assets and liabilities and are measured using the enacted tax rates and laws that will be in effect, when the differences are expected to reverse. An allowance against deferred tax assets is recognized, when it is more likely than not, that such tax benefits will not be realized. On April 30, 2006, the Company has a net operating loss carry forward of $11,518,000. The tax benefit of approximately $3,916,000 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has not been able to project an estimated future operating profit. The net operating loss expires starting 2015 through 2026.

Mineral Claim Costs
Cost of acquisition, exploration, carrying and retaining unproven mining leases are expensed as incurred.

Quincy Energy Corp.
(formerly Quincy Resources Inc.) and Subsidiary
(an Exploration Stage Company)

Notes to Consolidated Financial Statements
Year Ended April 30, 2006

1.	Summary of Significant Accounting Policies (Continued)

Environmental Requirements
Environmental requirements related to the mineral leases acquired are unknown and therefore any estimate of any future cost cannot be made.

Asset Retirement Obligations
As the Company currently has no projects under construction, there is no obligation requiring remediation.

However, as the development of any project commences, senior management will assess whether an asset retirement obligation (“ARO”) liability will arise. At the point where such liability arises, the financial statement adjustment required will be to increase the expenses related to the project’s property and related ARO liability by the discounted value of the total liability. Thereafter, the Company will be required to record a charge to earnings each year to accrete the discounted ARO obligation to the final expected liability.

Concentration of Credit Risk
There are no financial instruments that potentially subject the Company to significant concentration of credit risks except that the Company maintains cash in banks over the federally insured amounts of $100,000, but are otherwise in banks of high quality.

Financial Instruments
The carrying amounts of financial instruments, including cash and cash equivalents, GST recoverable and accounts payable and accruals are considered by management to be their estimated fair values due to their short term maturities.

Stock-Based Compensation Awards
Beginning in fiscal 2005, the Company began expensing prospective grants of employee stock-based compensation awards in accordance with Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of SFAS No. 123". The fair value of awards granted in fiscal 2005 and subsequent years are expensed rateably over the vesting period. Prior to fiscal 2005, the Company accounted for stock options under APB 25, “Accounting for Stock Issued to Employees” and, as allowable, adopted only the disclosure provisions of SFAS No. 123.

Estimates and Assumptions
Management uses estimates and assumptions in preparing financial statements in accordance with accounting principles generally accepted in United States of America. Those estimates and assumptions may affect the reported amounts of the assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were assumed in preparing these financial statements.

Reclassification
Certain of the prior year accounts have been reclassified in order to conform with the presentation adopted in the current year.

Quincy Energy Corp.
(formerly Quincy Resources Inc.) and Subsidiary
(an Exploration Stage Company)

Notes to Consolidated Financial Statements
Year Ended April 30, 2006

2.	Acquisition of a Database by Atlas Database Corp. (Subsidiary)

On June 1, 2000, Atlas Database Corp. (Subsidiary) purchased a database for $15,000. The database contains information on the natural resources and exploration developed during the period 1982 through 1997. The majority of the information contained in the database relates to research on bulk mineable precious mineralized material in the Western United States, particularly sediment hosted disseminated gold mineralized material and volcanic hosted disseminated hot springs gold mineralized material from which the Company, and its subsidiary, is using for the Company’s stated business objective of locating, acquiring, and exploring, mineral natural resource properties.

The database is being amortized to expense using the straight line method over 10 years starting on the date of purchase.

3.	Reclamation Bonds

Reclamation bonds consist of bonds and other cash payments made as security to cover the costs of reclamation of the related properties. Once the reclamation of the property is complete, the bond will be returned to the Company.

4.	Acquisition of Mineral Leases

The following acquired claims have not been proven to have commercially mineable ore reserves and therefore all costs of exploration and retaining the properties have been expensed.

Silver Bow Property
In February, 2003, the Company optioned 73 unpatented lode mining claims in Nye County, Nevada known as the Silver Bow Property. The terms of the option provide for advanced royalty payments totalling $165,000 by the fifth anniversary date as follows:

On or Before	Advanced Royalty Payment
February 21st, 2003	$ 10,000 (paid)
February 21st, 2004	15,000 (paid)
February 21st, 2005	20,000 (paid)
February 21st, 2006	30,000 (paid)
February 21st, 2007	40,000
February 21st, 2008 and annually thereafter	50,000

The vendors maintain a 3 percent Smelter Return (NSR) royalty in the property. The Company has the right to purchase two thirds of the NSR for $1,500,000 and the final third for an additional $2,000,000.

Quincy Energy Corp.
(formerly Quincy Resources Inc.) and Subsidiary
(an Exploration Stage Company)

Notes to Consolidated Financial Statements
Year Ended April 30, 2006

4.	Acquisition of Mineral Leases (Continued)

Lantern Property

On July 31, 2003, the Company entered into a mining lease with Newmont Mining Corporation for patented fee land totalling 1,123 acres, and also received a quit claim deed for 340 acres consisting of 17 unpatented mining claims. The property is known as the Lantern Property. Platoro West Incorporated, a corporation controlled by William Sheriff, one of the Company’s directors and shareholders, is also a party to the Mining Lease.

Under the lease agreement, the Company is required to spend $25,000 on exploration and assessment work during each of the years ended July 31, 2005 and 2006, $50,000 during each of the years ended July 31, 2007 through 2012 and $100,000 each year after that. The lease is subject to a maximum 4 percent NSR.

In December, 2005, the Company modified the terms of its Mining Lease and Sublease Agreement with

Newmont Mining Corporation by deleting the requirement to spend $25,000 on exploration and assessment work during each of the years ended July 31, 2005 and 2006 and replacing it with a requirement to spend $62,500 on exploration and assessment work on or before December 31, 2005. This date was further extended to April 30, 2006 and the required exploration work has subsequently been completed.

Quartz Mountain Property

On October 15, 2003, the Company acquired an exclusive option from Seabridge Gold Corporation to earn a 50 percent interest in 67 unpatented mining claims located in Lake County, Oregon known as the Quartz Mountain property.

The terms of the agreement includes payments of cumulative exploration expenditures totalling $1,500,000 on or before October 15, 2008 with the following minimum payments: $100,000 by October 15, 2004 (incurred), an additional $150,000 by October 15, 2005 (incurred), an additional $250,000 (incurred) by October 15, 2006, and the balance of $1,000,000 by October 15, 2008, and the issuance of 50,000 shares of common capital stock (completed), and 200,000 shares within 30 days of satisfying the expenditures described above. The Company can increase its interest from 50 percent to 62.5 percent if it agrees to fund a feasibility study on the property within three years and issues 250,000 common shares upon completion of the feasibility study.

Millers Property

During January 2004, the Company entered into a Mining Lease and Agreement with Pacific Intermountain Gold Corporation in which the Company leased 21 unpatented lode claims located in Esmeralda County, Nevada known as the “Millers Property”. The terms of the agreement includes the following lease and minimum royalty and exploration payments:

Quincy Energy Corp.
(formerly Quincy Resources Inc.) and Subsidiary
(an Exploration Stage Company)

Notes to Consolidated Financial Statements
Year Ended April 30, 2006

4.	Acquisition of Mineral Leases (Continued)

Millers Property (Continued)

On or Before	Advance Royalty Payments	Exploration Expenditures
January 23, 2004	$5,000 (paid)	$-
January 23, 2005	7,500 (paid)	-
January 23, 2006	10,000 (paid)	55,000 (incurred)
January 23, 2007	15,000	50,000
January 23, 2008	30,000	70,000
January 23, 2009 and yearly thereafter	50,000	100,000
until commencement of commercial production

The property is subject to a sliding scale net smelter returns royalty ranging from 2 percent for gold prices under $300/oz to 5 percent for gold prices in excess of $500/oz. Advance royalty payments are credited against the sliding scale net smelter returns royalty.

Seven Troughs Property
During March 2004, the Company acquired a perpetual lease of mineral properties located in Pershing County, Nevada, known as the Seven Troughs Property from Newmont Capital Limited.

In June, 2005 the Company completed a 7,700 foot (2,348 m) reverse circulation drilling program on the Seven Troughs Property. Following a review of the results of the drilling program, the Company determined to terminate the lease.

Rattlesnake Hills and Lewiston Properties
In October 2004, the Company acquired options to earn a 100 percent interest in two groups of mineral properties in Natrona and Fremont Counties, Wyoming from Bald Mountain Mining Co.

As consideration for the options, the Company has paid the sum of $50,000 and issued 100,000 shares.

In order to exercise the option on the first property, the Company must incur cumulative exploration expenditures of $5,000,000 as follows:

On or Before	Cumulative Exploration Expenditures
October 14, 2005	$ 150,000
October 14, 2006	500,000
October 14, 2007	1,000,000
October 14, 2008 and	2,000,000
October 14, 2009	5,000,000

Quincy Energy Corp.
(formerly Quincy Resources Inc.) and Subsidiary
(an Exploration Stage Company)

Notes to Consolidated Financial Statements
Year Ended April 30, 2006

4.	Acquisition of Mineral Leases (Continued)

Rattlesnake Hills and Lewiston Properties (Continued)

In the event that the Company incurs some, but not all, of the cumulative exploration expenditures on the first property the Company shall be deemed to have earned an undivided 10 percent interest for each $500,000 of cumulative exploration expenditures incurred and will enter into a Joint Venture on the property.

In order to exercise the option on the second property, the Company must incur cumulative expenditures of $1,000,000 as follows:

On or Before	Cumulative Exploration Expenditures
October 14, 2005	$ 100,000
October 14, 2006	250,000
October 14, 2007 and	500,000
October 14, 2008	1,000,000

In the event that the Company incurs some, but not all, of the cumulative exploration expenditures on the second property the Company shall be deemed to have earned an undivided 10 percent interest for each $100,000 of the cumulative exploration expenditures incurred and will enter into a Joint Venture on the property.

For each $500,000 of exploration expenditures on both properties the Company is required to issue an additional 50,000 Shares, to a maximum 1,000,000 Shares.

Thirty of the unpatented mining claims comprised in the first property are subject to a 4 percent NSR and twenty-two of the unpatented mining claims comprised in the first property are subject to a 3 percent NSR. The second property is subject to a 3 percent NSR.

In December, 2005 the Company agreed to amend the terms of its agreement for the Rattlesnake Hills and Lewiston Properties by extending the deadlines for the required property expenditures to August 14 of the following year from October 14 and paid the optionor $50,000 as consideration for the extension.

Arizona Strip Breccia Properties

The Company acquired an option to earn up to 50 percent interest in eight mineral properties with identified or indicated breccia pipes located in Coconino and Mohave Counties, Arizona.

As consideration for the options, the Company has paid cash payments in the amount of $10,000 and issued 125,000 shares.

In order to exercise the options in full, the Company is required to spend $1,500,000 on the exploration and development of the properties and issue an additional 525,000 shares as follows:

Quincy Energy Corp.
(formerly Quincy Resources Inc.) and Subsidiary
(an Exploration Stage Company)

Notes to Consolidated Financial Statements
Year Ended April 30, 2006

4.	Acquisition of Mineral Leases (Continued)

Arizona Strip Breccia Properties (Continued)

On or Before	Exploration Expenditures	Shares
December 31, 2005 (incurred and issued)	$ 150,000	40,000
December 31, 2006	150,000	85,000
December 31, 2007	300,000	100,000
December 31, 2008	400,000	125,000
December 31, 2009	500,000	175,000

The initial exploration and development expenditure and share commitment of $150,000 and 40,000 shares is a firm commitment. All other exploration expenditures and share commitments are optional.

The Company can earn an additional 20 percent interest if it agrees to fund a bankable feasibility study on the Property.

The Company’s largest shareholder is a significant shareholder and director of the optionor.

Elliott Lake Uranium Property
The Company acquired an option to earn up to 75 percent interest in ten mineral claims with known uranium mineralization located in Buckles Township, Ontario.

As consideration for the option, the Company has paid CAD$50,000 and issued 200,000 shares. In order to earn a 50 percent interest, the Company must incur exploration expenditures of CAD$850,000 on the property by September 1, 2008, pay an additional CAD$150,000 and issue an additional 300,000 shares as follows:

On or Before	Exploration Expenditures	Cash Payments	Shares
February 8, 2006 (paid)	Nil	CAD$50,000	100,000
September 1, 2006	CAD$100,000	Nil	None
February 8, 2007	Nil	CAD$50,000	100,000
September 1, 2007	CAD$250,000	Nil	None
February 8, 2008	Nil	CAD$50,000	100,000
September 1, 2008	CAD$500,000	Nil	None

The Company will earn a 60 percent interest if it incurs aggregate exploration expenditures of CAD$1,850,000 by September 1, 2009. The Company can earn an additional 15 percent interest if it agrees to fund a bankable feasibility study on the Property.

Quincy Energy Corp.
(formerly Quincy Resources Inc.) and Subsidiary
(an Exploration Stage Company)

Notes to Consolidated Financial Statements
Year Ended April 30, 2006

4.	Acquisition of Mineral Leases (Continued)

Hosta Butte, Hansen and McKinley Properties
The Company acquired options to earn up to a 65 percent interest in three separate uranium properties located in New Mexico and Colorado.

As consideration for the options, the Company issued 3,000,000 shares of common stock at $0.70 per share being the market value at time of issuance and, in order to exercise the options, the Company will be required to spend a total of $4,150,000 on exploration and development of the properties over a four-year period, of which $400,000 would be a firm commitment, and issue up to an additional 1,050,000 shares of common stock per property as follows:

On or Before	Exploration Expenditures	Shares (per Property)
September 18, 2006	$400,000	Nil
September 18, 2007	$750,000	350,000
September 18, 2008	$1,250,000	350,000
September 18, 2009	$1,750,000	350,000

The Company has the right to increase its interest in any or all of the properties to 80 percent if it elects to fund one or more of the properties to a bankable feasibility study and obtain permits for the intended mining and processing operation. In which case, the Company would be required to issue an additional 250,000 shares of common stock per property. The Company also agreed to appoint the principal of the optionor to its board of directors and grant him options to acquire 100,000 shares of common stock at a price of CAD $0.72 per share pursuant to the Company’s 2003 Key Employee Stock Option Plan, vesting in four equal amounts every six months beginning September 18, 2005 and expiring March 18, 2010.

The agreement is subject to the finalization of a formal operating agreement to govern the relationship of the parties on exercise of the options.

The Hosta Butte and McKinley properties are located on lands which may be the subject to claims by the Navajo Indians. In April 2005 the Navajo Nation Council approved a bill which would prohibit uranium mining and processing on the Navajo reservation. The Company is currently assessing the impact of this development, in consultation with its legal counsel.

Subsequent to year-end, the Company has paid the optionor $125,000 for its agreement to extend the deadlines stated above for Exploration and Development Expenditures as follows:

On or Before	Exploration Expenditures	Shares (per Property)
September 18, 2007	$275,000	350,000
September 18, 2008	$625,000	350,000
September 18, 2009	$1,125,000	350,000
September 18, 2010	$1,625,000	Nil
Total expenditures	$3,650,000	1,050,000

The Company and the optionor are also in the process of documenting the proceeding, completing the form of operating agreement and addressing several other consequential amendments to the existing agreement, including an amendment which would allocate obligations and awards in the event that Quincy was unable to conduct exploration and development activities on the properties due to the Navajo moratorium and commences a takings case.

Quincy Energy Corp.
(formerly Quincy Resources Inc.) and Subsidiary
(an Exploration Stage Company)

Notes to Consolidated Financial Statements
Year Ended April 30, 2006

4.	Acquisition of Mineral Leases (Continued)

Crownpoint Property
The Company has acquired an option to earn a 65 percent interest in the Crownpoint property located in McKinley County, New Mexico.

As consideration for the option, the Company has issued 3,000,000 shares of common stock in January 2006 at $0.70 per share, being the market value at time of issuance and has paid $350,000. In order to exercise the option, the Company will be required to spend a total of $4,000,000 on exploration and development of the properties over a four year period, of which $500,000 is a firm commitment, and issue an additional 3,150,000 shares of common stock, all as follows:

On or Before	Exploration Expenditures	Shares
May 12, 2006	$ 500,000	400,000
May 12, 2007	750,000	600,000
May 12, 2008	1,250,000	1,000,000
May 12, 2009	1,500,000	1,150,000

The Company has the right to increase its interest in the property to 80 percent if it elects to fund the property to a bankable feasibility study for the intended mining and processing operation, in which case the Company would be required to issue an additional 750,000 shares of common stock.

The agreement is subject to the finalization of a formal operating agreement to govern the relationship of the parties on exercise of the options.

The property is located on lands which may be the subject to claims by the Navajo Indians. In April 2005 the Navajo Nation Council approved a bill which would prohibit uranium mining and processing on the Navajo reservation. The Company is currently assessing the impact of this development, in consultation with our legal counsel.

The agreement provides that, in the event that the Company was unable to conduct exploration and development activities on the property due to the Navajo moratorium, its obligations under the agreement will be suspended. In addition, the Company has the right (but not the obligation) to pursue a takings case, in which case the Company would bear all of the costs incurred in pursuing such a case and any award (net of costs) would be split between Quincy and the optionor 35/65.

Subsequent to year-end, the Company has paid the optionor $125,000 for its agreement to extend the deadlines stated above for Exploration and Development Expenditures as follows:

On or Before	Exploration Expenditures	Shares (per Property)
May 12, 2006	$ Nil	400,000
May 12, 2007	375,000	600,000
May 12, 2008	750,000	1,000,000
May 12, 2009	1,250,000	1,150,000
May 12, 2010	1,500,000	Nil
Total expenditures	$4,000,000	3,150,000

Quincy Energy Corp.
(formerly Quincy Resources Inc.) and Subsidiary
(an Exploration Stage Company)

Notes to Consolidated Financial Statements
Year Ended April 30, 2006

4.	Acquisition of Mineral Leases (Continued)

The Company and the optionor are also in the process of documenting the proceeding, completing the form of operating agreement, and addressing several other consequential amendments to the existing agreement.

Aurora Property

The Company has acquired an option to earn up to a 51 percent interest in 18 unpatented lode claims located in Oregon and known as the Aurora Property. The property is subject to a 1.5 percent Net Smelter Returns royalty.

As consideration for the option, the Company has issued 1,000,000 shares at $0.43 per share, being the market value at time of issue and paid $25,000.

In order to exercise the option, the Company must incur cumulative exploration expenditures of $2,000,000 on the property and issue 1,000,000 additional shares as follows:

On or Before	Exploration and Development Expenditures	Shares
May 18, 2006	$ 200,000	Nil
May 18, 2007	400,000	333,333
May 18, 2008	600,000	333,333
May 18, 2009	800,000	333,334

The initial exploration and development expenditure commitment of $200,000 is a firm commitment. All other exploration expenditures and share commitments are optional.

Upon exercise of the option the Company will be deemed to have entered into a joint venture with the Company as operator. The Company has the right to earn an additional 24 percent interest in the property by funding a bankable feasibility study.

The Company subsequently acquired an additional 34 minerals claims through staking. These claims are adjacent to the existing 18 mineral claims which are the subject of the option.

The Company’s largest shareholder is a significant shareholder and director of the optionor.

5.	Common Capital Stock and Warrants

The Company is authorized to issue an aggregate of 200,000,000 Common Shares at $0.001 par value of which 48,558,830 were outstanding as at April 30, 2006

Quincy Energy Corp.
(formerly Quincy Resources Inc.) and Subsidiary
(an Exploration Stage Company)

Notes to Consolidated Financial Statements
Year Ended April 30, 2006

5.	Common Capital Stock and Warrants (Continued)

Warrants
The outstanding warrants at the year-end to purchase common shares are as follows:

		No. of Warrants
		April 30,	April 30,
Expiration Date	Exercise price	2006	2005
September 5, 2005	$ 1.00	-	1,550,000
June 21, 2006	0.52	5,490,833	5,558,333
June 21, 2006	0.36	-	387,833
April 1, 2007	0.88	2,452,941	2,452,941
April 8,2007	0.88	487,765	487,765
		8,431,539	10,436,872

During fiscal 2005, the Company has recorded the fair value of warrants issued using the Black-Scholes pricing model based on the following assumptions:

					Broker
	Warrants				Warrants
Grant Date	Dec 21/04	April 1/05	April 8/05	Total	Dec 21/04
No. of warrants	5,558,333	2,452,941	487,765		387,833
Exercise price	$ 0.52	$ 0.88	$ 0.88		$ 0.36
Expected volatility	102%	96%	96%		102%
Risk-free interest rate	4%	4%	4%		4%
Expected life (years)	1.5	2	2		1.5
Dividend yield	-	-	-		-
Fair value of warrants	$ 1,874,000	$ 678,000	$ 149,000	$ 2,701,000	$ 153,000

Subsequent to April 30, 2006, 1,814,167 warrants were exercised for a total cash consideration of CAD$1,224,209.

6.	Stock Options

2003 Key Employee Stock Option Plan

In October 2003, the Company established a 2003 Key Employee Stock Option Plan to provide additional incentive to its directors, officers, employees and consultants in their efforts on behalf of the Company in the conduct of its affairs. During 2005, the Company amended the existing stock option plan such that the maximum number of shares of the Company which are available for issuance pursuant to options granted under the plan was changed from a fixed number being 1,900,000 to a rolling number being 10 percent of the aggregate number of Common Shares outstanding. Under the terms of the plan, all options vest as determined by the Board but not later than 5 years from the grant date and expire on the tenth anniversary from the date of issue, unless otherwise specified.

Quincy Energy Corp.
(formerly Quincy Resources Inc.) and Subsidiary
(an Exploration Stage Company)

Notes to Consolidated Financial Statements
Year Ended April 30, 2006

6.	Stock Options (Continued)

	2006		2005

	Weighted		Weighted
	Average	No. of	Average	No. of
	Exercise Price	Options	Exercise Price	Options

Outstanding, beginning of year	$0.32	2,670,000	$0.30	1,895,000
Transactions during the year
Granted	0.61	1,725,000	0.39	1,050,000
Exercised	0.26	(357,500)	0.25	(181,250)
Cancelled	0.47	(387,500)	0.41	(93,750)
Outstanding, end of year	$0.45	3,650,000	$0.32	2,670,000
Exercisable, end of year	$0.36	1,993,750	$0.26	1,165,000

The following table provides additional information about outstanding stock options at April 30, 2006:

					Weighted
		Weighted		No. of	Average Exercise
	No. of	Average	Weighted	Options	Price-
	Options	Remaining	Average	Currently	Exercisable
	Outstanding	Life (Years)	Exercise Price	Exercisable	Options
$0.25 - 0.30	1,400,000	2.8	$0.26	1,287,500	$0.25
0.40 - 0.45	725,000	4.0	0.44	312,500	0.44
0.50 - 0.60	50,000	3.8	0.59	25,000	0.59
0.65 - 0.70	1,475,000	4.5	0.64	368,750	0.64
	3,650,000	3.7	$0.45	1,993,750	$0.36

The following table summarizes the assumptions used with the Black-Scholes valuation model for the determination of the stock-based compensation costs for the stock options granted during the year ended April 30, 2006:

Grant Date	May 12	May 19	Oct. 25	Oct. 25
No. of options granted	25,000	25,000	200,000	1,475,000
Exercise price	$0.43	$0.44	$0.42	$0.64
Expected volatility	96%	95%	90%	90%
Risk-free interest rate	4%	4%	4%	4%
Expected life (years)	5	5	5	5
Dividend yield	-	-	-	-
Stock-based compensation	$10,853	$11,000	$81,000	$550,000

Stock-based compensation, which is expensed over the vesting period, was expensed in the amount of $355,675 (2005 – $213,025).

Quincy Energy Corp.
(formerly Quincy Resources Inc.) and Subsidiary
(an Exploration Stage Company)

Notes to Consolidated Financial Statements
Year Ended April 30, 2006

6.	Stock Options (Continued)

The following table summarizes the assumptions used with the Black-Scholes valuation model for the determination of the stock-based compensation costs for the stock options granted during the year ended April 30, 2005:

Grant Date	Nov. 1	Feb. 1	Feb. 28	Apr. 29	Total
No. of options granted	250,000	500,000	75,000	225,000	1,050,000
Exercise price	$0.30	$0.45	$0.59	$0.30
Expected volatility	97%	101%	99%	96%
Risk-free interest rate	4%	4%	4%	4%
Expected life (years)	5	5	5	5
Dividend yield	-	-	-	-
Stock-based compensation	$63,000	$199,000	$45,000	$68,000	$375,000
Expensed during the year	$13,230	$15,920	$1,875	-	$31,025

Subsequent to April 30, 2006, 390,000 options were exercised for a total cash consideration of $97,500.

Non-Plan Options
The Company has outstanding non-plan stock options as at April 30, 2006 as follows:]

	2006		2005
			Weighted
	Weighted		Average
	Average	No. of	Exercise
	Exercise Price	Options	Price	No. of Options
Outstanding, beginning of year	$0.40	425,000	$-	-
Transactions during the year
Granted	-	-	-	425,000
Exercised	0.40	(375,000)	-	-
Cancelled	0.40	(50,000)	-	-
Outstanding, end of year	$-	-	$0.40	425,000
Exercisable, end of year	$-	-	$0.40	425,000

The following table summarizes the assumptions used with the Black-Scholes valuation model for the determination of the stock-based compensation costs for the non-plan stock options granted during the year ended April 30, 2005:

Quincy Energy Corp.
(formerly Quincy Resources Inc.) and Subsidiary
(an Exploration Stage Company)

Notes to Consolidated Financial Statements
Year Ended April 30, 2006

6.	Stock Options (Continued)

Grant Date	June 17, 2004	July 29, 2004	Total
No. of options granted	50,000	375,000	425,000
Exercise price	$0.40	$0.40
Expected volatility	104%	100%
Risk-free interest rate	4%	4%
Expected life (years)	1	5
Dividend yield	-	-
Stock-based compensation	$10,000	$172,000	$182,000
Expensed during the year	$10,000	$172,000	$182,000

7.	Significant Transactions with Related Parties

During the year ended April 30, 2006, Kutu Energy Inc. (“KEI”) charged the company a total of $56,015 in respect of the services of James Fairbairn, Chief Financial Officer, of the Company. Mr. Fairbairn beneficially owns KEI. These charges also include accounting and administrative fees. Mr. Fairbairn is retained by the Company pursuant to a verbal consulting agreement on a month-to-month basis.

Dan Farrell, Chairman and Chief Executive Officer and director, charged the Company $120,000 for the year ended April 30, 2006. Mr. Farrell is retained by the Company pursuant to a verbal consulting agreement on a month-to-month basis.

Art Ettlinger, an officer and a director, charged the Company $118,652 under the terms of an employment agreement.

The company issued 1,000,000 shares at $0.43 per share and 40,000 shares at $0.57 per share for property payments to Energy Metals Corporation. See note 4.

All related party transactions are measured at their exchange amount, being the amount of consideration established and agreed to by the related parties.

8.	Commitments

On February 11, 2005, the Company entered into a six month management services agreement with its President and COO pursuant to which it has agreed to pay CAD$10,000 per month and granted options to acquire 500,000 shares of the Company’s common stock at CAD $0.56 per share pursuant to the Company’s 2003 Key Employee Stock Options Plan, subject to vesting over the two years and expiring in 2010. The agreement was renewed for a subsequent six month period in August 2005. On September 28, 2005, the fee was changed to $13,000 per month and the term was extended to three years.

On November 13, 2005, the Company entered into a Letter of Intent with Energy Metals Corporation (“EMC”) pursuant to which the parties will work toward entering into a business combination where EMC will acquire all of the issued and outstanding securities of the Company. The ultimate structure of the transaction will be subject to review of applicable tax, accounting, corporate and securities law issues. Completion of the transaction is subject to a number of conditions, including, but not limited to, completion of due diligence, entering into of formal agreements, and receipt of all required regulatory and shareholder approvals. Pursuant to the terms of the Letter Agreement, Quincy shareholders will receive one common share of EMC for every five shares of Quincy.

Quincy Energy Corp.
(formerly Quincy Resources Inc.) and Subsidiary
(an Exploration Stage Company)

Notes to Consolidated Financial Statements
Year Ended April 30, 2006

6.	Commitments (Continued)

Energy Metals paid a $500,000 non-refundable deposit which will be forfeited if they do not proceed with the transaction. This deposit is not included in the accounts of the company.

On March 9, 2006 EMC and Quincy executed an Agreement and Plan of Merger whereby Quincy will become a wholly-owned subsidiary of Energy Metals, with shareholders of Quincy receiving 0.20 shares of Energy Metals for each Quincy share. In addition, Energy Metals will assume all of Quincy’s outstanding warrants and options, subject to appropriate adjustments to the number of shares issuable on exercise and the exercise price.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no disagreements with our independent auditors on accounting or financial disclosures.

On May 13, 2005, we were notified by Madsen & Associates, CPA’s Inc. that they would not be pursuing certification by the Canadian Public Accountability Board and for that reason were resigning as our independent public accountants. Madsen & Associates, CPA’s Inc. report on the financial statements for the years ended April 30, 2004 and 2003 did not contain an adverse opinion or disclaimer of opinion, and was not modified as to uncertainty, audit scope, or accounting principles. In addition, there were no disagreements with Madsen & Associates, CPA’s Inc. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which would have caused Madsen & Associates, CPA’s Inc. to make reference to the subject matter of the disagreement(s) in connection with their report on the financial statements for the years ended April 30, 2004 and 2003.

On May 13, 2005, we engaged parker simone, Chartered Accountants LLP of Mississauga, Ontario, Canada as our independent public accountants.

The decision to accept the resignation of Madsen & Associates, CPA’s Inc. and appoint parker simone, Chartered Accountants LLP was approved by our board of directors.

ITEM 8A. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-14(c) and 15d-14(c) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the year ended April 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Each of our directors is elected by stockholders to a term of one year and serves until his or her successor is elected and qualified. Each of our officers is elected by the board of directors to a term of one year and serves until his or her successor is duly elected and qualified, or until he is removed from office. The board of directors has no nominating or compensation committees. Following the business combination with Energy Metals Corporation, the functions of the audit committee are performed by our full board of directors.

The names, addresses, ages and positions of our present officers and directors are set forth below:

Full Name and Address	Age	Positions	Date Appointed
			Director
Paul Matysek	48	Chief Executive Officer, Chief	July 10, 2006
c/o Suite 1238 -- 200 Granville Street,		Financial Officer, Secretary
Vancouver British Columbia V6C 1S4		and Director
George Lim	49	Chief Financial Officer	July 10, 2006
c/o Suite 1238 -- 200 Granville Street,
Vancouver British Columbia V6C 1S4
James G. Watt	66	Director	July 10, 2006
c/o Suite 1238 -- 200 Granville Street,
Vancouver British Columbia V6C 1S4
William M. Sheriff	46	Director	April 6, 2005
7000 Eagle Circle
Wylie, TX 75098

The persons named above have held their offices/positions since the date of appointment and are expected to hold their offices/positions until the next annual general meeting of our stockholders.

Background of Officers and Directors

Mr. Matysek is a professional geologist with over 25 years of international exploration and development experience. He has been in a senior management or director position with several natural resource exploration and development companies, notably First Majestic Resource Corp., First Quantum Minerals Ltd, Vannessa Ventures Ltd. and Odyssey Resources Ltd. Mr. Matysek has been instrumental in the acquisition and development of a number of significant precious metal and base-metal properties which include the 2.4 million ounce Crucitas Gold Project in Costa Rica and the Altintepe and Tavsan Gold projects in Turkey. Mr. Matysek holds a Bachelor of Science in Geology degree from the University of Toronto and a Masters of Science degree in Geology from the University of British Columbia.

Mr. Lim has been the Chief Financial Officer of our parent company, Energy Metals Corporation, since May of 2005. Prior to joining Energy Metals, Mr. Lim was the Chief Financial Officer of First Majestic Resource Corporation (CFO) from March 2005 to January 2006, and the Chief Financial Officer of Thiessen Equipment Ltd. from January 1999 to August 2004. He began his career at KPMG and holds designations as a Chartered Accountant and Certified General Accountant.

Mr. Watt has over 20 years' experience in banking and over 20 years with junior natural resource companies. Currently he is a director and president of Tower Energy Ltd.; a current director and former president of Energy Metals Corp.; and a director of Doublestar Resources Ltd. Mr. Watt obtained status in 1975 as a Fellow of the Institute of Canadian Bankers as well as previously holding status as an Associate of the Institute of Bankers in Scotland since 1962, both of which are presently inactive.

Mr. Sheriff currently serves as a director of our parent company, Energy Metals Corporation and Castleworth Ventures Inc and is the president of Energy Metals Corporation (U.S.), a subsidiary of Energy Metals Corporation. Mr. Sheriff began his career with Cyprus Minerals-AMOCO in 1980 working on molybdenum deposits in Montana. From 1981 to 1984 as Research Geologist for Amselco Exploration, Mr. Sheriff was responsible for prospect generation for the southwest USA. From 1985 to present, Mr. Sheriff was President of Platoro West Incorporated, a minerals exploration firm specializing in project identification and acquisition throughout the western USA. From 2002 until present, Mr. Sheriff has served as the President of Pacific Intermountain Gold Corporation (PIGCO), a private corporation owned by Seabridge Gold Corporation. PIGCO holds over 30 advanced gold exploration projects throughout Nevada. Mr. Sheriff received his BSc in Geology from Fort Lewis College in Durango, Colorado and conducted graduate studies at the University of Texas-El Paso in Mining Geology and Mineral Economics.

Conflicts of Interest

We believe that all of our directors and officers may be subject to conflicts of interest. The conflicts of interest arise from their relationships in other mining companies and agreements with us.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company's executive officers and directors, and persons who beneficially own more than ten percent of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based on its review of the copies of such forms received by it, the Company believes that during the fiscal year ended April 30, 2005 all such filing requirements applicable to its officers and directors were complied with.

ITEM 10. EXECUTIVE COMPENSATION

Compensation of Directors

Our directors have not been compensated for their services and there are no plans to compensate them in the near future until such time as we generate sufficient revenue to do so.

Executive Compensation - Summary Compensation Table

The following table sets forth information with respect to the total compensation paid or accrued by us for the three years ended April 30, 2006 on behalf of each of our named executive officers and stock options to purchase common stock granted to our named executive officers during the fiscal year ended April 30, 2006.

SUMMARY COMPENSATION TABLE

		ANNUAL			LONG TERM COMPENSATION
		COMPENSATION

					Awards		Payouts
								All
Name and Principal	Year	Salary	Bonus	Other	Restricted	Securities		other
Position				annual	stock	underlying	LTIP payouts	compen -
		($)	($)	compensation	award(s)	options/SARs	($)	sation ($)
				($)	($)	(#)

Daniel T. Farrell (1)
Chairman, Chief	2006	Nil	Nil	$120,000	Nil	500,000	Nil	Nil
Executive Officer,	2005	Nil	Nil	$173,276	Nil	Nil	Nil	Nil
Secretary and director	2004	Nil	Nil	$42,500	Nil	220,000	Nil	Nil

Art Ettlinger (2)
President, Chief	2006	Nil	Nil	$118,652	Nil	150,000	Nil	Nil
Operating Officer and								Nil
director	2005	Nil	Nil	$25,893	Nil	500,000	Nil	Nil

(1) Appointed President and Secretary August 16, 2002 and as director August 30, 2002. Appointed Chairman and Chief Executive Officer and resigned as President February 14, 2005. Resigned as officer and director July 10, 2006.
(2) Resigned as officer and director July 10, 2006.

Employment Agreements with Executive Officers

There are no employment agreements with any officers or directors. We have entered into a consulting agreement with a company owned by Dr. Ettlinger pursuant to which we have agreed to pay the sum of CAD $13,000 per month and grant to Dr. Ettlinger an option to acquire 500,000 shares of our common stock at a price of CAD $0.56 per share, subject to vesting over two years and expiring in 2010.

Option Grants in Last Fiscal Year

Other than options granted to our directors, officers and consultants under our Amended 2003 Key Employee Stock Option Plan, we did not grant any options to purchase our common stock during the year ended April 30, 2006.

Employee Stock Incentive Plan

On March 2, 2004, our shareholders adopted the 2003 Key Employee Stock Option Plan. On April 1, 2005 our shareholders approved the Amended 2003 Key Employee Stock Option Plan.

The aggregate number of shares of common stock that can be awarded under the plan is 10% of our issued and outstanding common stock, on a rolling basis. The plan permits the Board to grant qualified options with an exercise price of not less than the fair market value on the date of grant, and non-qualified options at an exercise price of not less than eighty-five percent (85%) of the fair market value of the underlying shares of common stock on the date of the grant. In addition, the exercise price of the option grants cannot be less than the discounted market price as defined by the policies of the TSX Venture Exchange, being:

Closing Price (CAD)	Maximum Price Discount
up to $0.50	25%
$0.51 to $2.00	20%
Above $2.00	15%

The plan permits the Board to grant options with a term of up to ten years for certain qualified options, and not more than five years for options granted to a granted to a person holding 10% or more of our stock. However, no options will be issued with a term longer than five years. Options will be used by us to attract and retain certain key individuals and to give such individuals a direct financial interest in our future success and profitability.

Option Grants to the Named Executive Officers and Directors from inception are as follows:

Name of Beneficial Owner	Title	Options
Daniel T. Farrell	Former Chairman, Chief Executive Officer, Secretary and Director	720,000(1)
Art D. Ettlinger	Former President, Chief Operating Officer, Director	650,000
William M. Sheriff	Director	420,000
Thomas Skimming	Former Director	220,000
John Cullen	Former Director	420,000

(1) Of which 125,000 have been exercised.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-end Option Values

During the year ended April 30, 2006, options to purchase 295,000 shares of our common stock were exercised at a price of $0.25 per share for gross proceeds to us of $73,750 and options to purchase 62,500 shares of our common stock were exercised at a price of $0.30 per share for gross proceeds to us of $18,750.

Benefit Plans

We do not have a long-term incentive plan nor do we have a defined benefit, pension plan, profit sharing or other retirement plan.

Code of Ethics

We have adopted a Code of Ethics and Business Conduct for Officers, Directors and Employees, that applies to all of our officers, directors and employees. The Code of Ethics was filed as an exhibit to our Report on Form 10-KSB for the year ended April 30, 2004.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as at August 1, 2006, the total number of shares owned beneficially by the present owners of 5% or more of our total outstanding shares. Unless otherwise stated, the stockholders listed below have direct ownership of their shares and possess sole voting and dispositive power with respect to their shares:

The persons named below may be deemed to be parents and promoters of our company within the meaning of such terms under the Securities Act, as amended, by virtue of his/its direct and indirect stock holdings.

Title of Class	Name and Address of	Amount and Nature of	Percent of Class
	Beneficial Owner	Beneficial Ownership

Common Stock	Energy Metals Corporation	51,162,997 Common Shares	100%
	Suite 1238 -- 200 Granville	Direct
St. Vancouver BC V6C 1S4

The following table sets forth, as at August 1, 2006, the total number of shares owned beneficially by each of our directors, officers and key employees, individually and as a group. Unless otherwise stated, the stockholders listed below have direct ownership of their shares and possess sole voting and dispositive power with respect to their shares:

Title of Class	Name and Address of	Amount and Nature of	Percent of Class
	Beneficial Owner	Beneficial Ownership

Common Stock	Paul Matysek	51,162,997 Common	100%
	c/o Suite 1238 -- 200	Shares
	Granville St. Vancouver	Indirect(1)
BC V6C 1S4

Common Stock	James G. Watt	51,162,997 Common	100%
	c/o Suite 1238 -- 200	Shares
	Granville St. Vancouver	Indirect(1)
BC V6C 1S4

Common Stock	William M. Sheriff	51,162,997 Common	100%
	c/o Suite 1238 -- 200	Shares
	Granville St. Vancouver	Indirect(1)
BC V6C 1S4

Common Stock	All Officers and	51,162,997 Common	100%
	Directors, as a group	Shares

(1) Messrs. Matysek, Watt and Sheriff are directors and officers of our parent, Energy Metals Corporation, and as such control these shares.

Except as otherwise noted, it is believed that all persons have full voting and investment power with respect to the shares indicated. Under the rules of the Securities and Exchange Commission, a person (or group of persons) is deemed to be a beneficial owner of a security if he or she, directly or indirectly, has or shares the power to vote or to direct the voting of such security, or the power to dispose of or to direct the disposition of such security. Accordingly, more than one person may be deemed to be a beneficial owner of the same security. A person is also deemed to be a beneficial owner of any security, which that person has the right to acquire within 60 days, such as options or warrants to purchase our Common Stock.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Except as disclosed below, none of the following parties has in the last two fiscal years had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

  Any of our directors or officers;
  Any person proposed as a nominee for election as a director;
  Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock;
  Any of our promoters; or
  Any relative or spouse of any of the foregoing persons who has the same house as such person.

On November 9, 2004 we agreed to acquire an option to earn up to a 50% interest in eight mineral properties known as the Arizona Strip Breccia Properties from Energy Metals Corporation (formerly Clan Resources Ltd.) (“EMC”). EMC in turn has agreed to acquire these Properties from William M. Sheriff, our largest shareholder and a member of our board of directors. The terms of the acquisition are described above under the heading “Our Business”. Mr., Sheriff is a significant shareholder of EMC and an officer of a subsidiary of EMC. EMC acquired certain of the claims comprised in the Arizona Strip Breccia Properties from Mr. Sheriff, as part of a larger group of claims, in exchange for an aggregate of 1,250,000 shares of EMC. Mr. Sheriff was not a member of our board of directors at the time this agreement was entered into.

On May 18, 2005 we agreed to acquire an option to earn up to a 75% interest in 18 unpatented lode claims covering an area of approximately 146 hectares located in Malheur County, Oregon and known as the Aurora Property from Energy Metals Corporation (“EMC”). The terms of the acquisition are described above under the heading “Our Business”. EMC acquired the claims comprised in the Aurora Property from Mr. Sheriff, as part of a larger group of claims, in exchange for an aggregate of 1,000,000 shares of EMC. William M. Sheriff, a member of our board of directors and a significant shareholder of ours, is also a director and significant shareholder of EMC. Accordingly, the acquisition of the Aurora Property is not and arm’s length transaction. At the directors meeting at which the option agreement in respect of the Aurora Property was approved, Mr. Sheriff declared his interest in the transaction and abstained from voting thereon.

On March 9, 2006 we entered into an Agreement and Plan of Merger with Energy Metals Corporation and EMC Acquisition Corp., a wholly-owned subsidiary of Energy Metals, whereby, subject to the approval of the stockholders of our company and Energy Metals, and subject to regulatory approval, we would merge with and into EMC Acquisition Corp., with our company becoming a wholly owned subsidiary of Energy Metals. On July 10, 2006, the requisite shareholder and regulatory approvals having been obtained, we closed the business combination with Energy Metals Corporation pursuant to the Agreement and Plan of Merger and our company became a wholly-owned subsidiary of Energy Metals Corporation. William M. Sheriff, a member of our board of directors and a former significant shareholder of ours, is also a director and significant shareholder of EMC.

ITEM 13. EXHIBITS

Exhibits

Exhibit No.	Document Description

3.1(1)	Articles of Incorporation

3.1.1(10)	Articles of Merger as filed May 12, 2005

3.1.2	Articles of Merger as filed July 10, 2006

3.2(1)	Amended Bylaws dated August 31, 2005

4.1(1)	Specimen Stock Certificate

10.1(3)	Agreement and Plan of Merger dated January 17, 2003 between Quincy Resources Inc., Atlas Database Acquisition Corp., Atlas Database Corp., Platoro West Incorporated and William M. Sheriff

10.2(4)	Bill of Sale and Letter Agreement between Platoro West Incorporated and Atlas Minerals, Inc. dated June 10, 2000.

10.3(5)	Mining Lease and Agreement made the 21st day of February, 2003 between Quincy Resources Inc., Donald K. Jennings and Renegade Exploration.

10.4(4)	Agreement between Newmont USA Limited, d/b/a Newmont Mining Corporation, Quincy Resources, Inc., and Platoro West Incorporated, dated July 31, 2003.

10.5(6)	Option Agreement made as of October 15, 2003 between Quincy Resources Inc. and Seabridge Gold Corporation.

10.6(7)	Mining Lease and Agreement between Quincy Resources, Inc. and Nevada Contact Inc., dated December 15, 2003.

10.7(7)	Mining Lease and Agreement between Quincy Resources, Inc. and Pacific Intermountain Gold Corporation dated January 23, 2004.

10.8(8)	Minerals Lease, Sublease and Agreement between Quincy Resources, Inc. and Newmont Capital Limited dated March 1, 2004.

10.9(2)	Option Agreement dated October 14, 2004 between Quincy Gold Corp. and Bald Mountain Mining Co.

10.10(2)	Letter Agreement effective November 9, 2004 between Quincy Gold Corp. and Energy Metals Corporation (formerly Clan Resources Ltd.).

10.11(2)	Agency Agreement between Quincy Gold Corp., Kingsdale Capital Partners Inc. and Kingsdale Capital Markets Inc. dated December 21, 2004

10.12(9)	Letter Agreement dated February 10, 2005 between Quincy Gold Corp. and Canada Enerco Corp.

10.13(9)	Option Agreement between Quincy Gold Corp. and NZ Uranium LLC dated March 18, 2005.

10.14(11)	Option Agreement between Quincy Gold Corp. and NZ Uranium LLC dated May 12, 2005.

10.15(11)	Option Agreement between Quincy Gold Corp., Energy Metals Corporation and Energy Metals Corporation (US) dated May 12, 2005.

10.16(14)	Agreement and Plan of Merger dated March 9, 2006 between Quincy Energy Corp., Energy Metals Corporation and EMC Acquisition Corp.

21.1(5)	Subsidiary of Quincy Resources Inc.

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1(13)	Code of Ethics and Business Conduct of Officers, Directors and Employees.

(1)	Incorporated by reference to same exhibit filed with the Company’s Form 10SB Registration Statement filed September 11, 2000, SEC file no. 000-31501.
(2)	Previously filed as an exhibit to our Form SB-2 filed on January 26, 2005, SEC file no. 333- 122301.
(3)	Incorporated by reference to same exhibit filed with the Company’s Form 8-K Current Report dated January 17, 2003, SEC file no. 000-31501.
(4)	Previously filed as an exhibit to our Form SB-2/A-1 filed on August 19, 2003, SEC file no. 333- 105616.
(5)	Previously filed as an exhibit to our Form SB-2 filed on May 28, 2003, SEC file no. 333-105616.
(6)	Previously filed as an exhibit to our Post Effective Amendment No. 1 on Form SB-2 filed on December 23, 2003, SEC file no. 333-105616.
(7)	Incorporated by reference to our Post Effective Amendment No. 2 on Form SB-2 filed on March 26, 2003, SEC file no. 333-105616.
(8)	Incorporated by reference to same exhibit filed with the Company’s Form 8-K Current Report dated March 15, 2004, SEC file no. 000-31501.
(9)	Incorporated by reference to same exhibit filed with the Company’s Form SB-2/A dated April 27, 2005, SEC file no. 333-122301.
(10)	Incorporated by reference to same exhibit filed with the Company’s Form 8-K Current Report dated May 16, 2005, SEC file no. 000-31501.
(11)	Incorporated by reference to same exhibit filed with the Company’s Form SB-2/A-2 dated June 2, 2005, SEC file no. 333-122301.
(12)	Incorporated by reference to same exhibit filed with the Company’s Form 14A Filed March 7, 2005, SEC file no. 000-31501.
(13)	Incorporated by reference to same exhibit filed with the Company’s Annual Report on Form 10- KSB dated August 10, 2004, SEC file no. 000-31501.
(14)	Incorporated by reference to same exhibit filed with the Company’s Quarterly Report on Form 10- QSB dated March 22, 2006, SEC file no. 000-31501.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company's board of directors reviews and approves audit and permissible non-audit services performed by parker simone LLP (“PS”), as well as the fees charged by PS for such services. In its review of non-audit service fees and its appointment of PS as the Company's independent accountants, the board of directors considered whether the provision of such services is compatible with maintaining PS's independence. All of the services provided and fees charged by PS in 2006 were pre-approved by the board of directors.

Audit Fees

$26,200 was billed for professional services rendered by PS in connection with our annual financial statements and the reviews of the financial statements included in our quarterly reports for periods ending prior to April 30, 2006.

Audit-Related Fees

$35,375 was billed by PS during fiscal 2006 for assurance and related services that were reasonably related to the performance of the audit or review of the Company's financial statements and not reported under "Audit Fees" above. There were no other fees billed by PS prior to fiscal 2006.

Tax Fees

$1,650 was billed by PS for tax compliance services in fiscal 2006.

All Other Fees

There were no other fees billed by PS during the last two fiscal years for products and services provided by PS.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUINCY ENERGY CORP.

By: /s/ Paul Matysek
       Paul Matysek,
       Chairman and Chief Executive Officer (Principal Executive Officer) and Secretary
Date: August 25, 2006

By: /a/ George Lim
       George Lim,
       Chief Financial Officer (Principal Financial Officer)
Date: August 25, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By  /s/ Paul Matysek
Paul Matysek
Director
Date: August 25, 2006

By /s/ James G. Watt
James G. Watt
Director
Date: August 25, 2006

By /s/ William M. Sheriff
William M. Sheriff
Director
Date: August 25, 2006

